Form 10-Q
period 2021-03-31
Gores Holdings VI, Inc.
filed 2021-05-27
CIK 1819394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001-39790

GORES HOLDINGS VI, INC.

(Exact name of registrant as specified in its Charter)

Delaware	85-1695048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6260 Lookout Rd.
Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(310) 209-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GHVI	Nasdaq Capital Market
Warrants	GHVIW	Nasdaq Capital Market
Units	GHVIU	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☒ NO ☐

As of May 27, 2021, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VI, INC.

BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$176,595	$633,266
Prepaid assets	835,981	897,754
Total current assets	1,012,576	1,531,020
Deferred tax asset	—	26,273
Investments and cash held in Trust Account	345,022,332	345,008,625
Total assets	$346,034,908	$346,565,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$2,659,357	$475,462
Related party note	600,000	—
State franchise tax accrual	50,000	55,241
Public warrants derivative liability	27,255,000	11,040,000
Private warrants derivative liability	17,577,500	7,120,000
Total current liabilities	48,141,857	18,690,703
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	$60,216,857	$30,765,703

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 34,500,000 shares (at redemption value of $10 per share)	345,000,000	345,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in-capital	—	—
Accumulated deficit	(59,182,812)	(29,200,648)

Total stockholders’ equity (deficit)	(59,181,949)	(29,199,785)

Total liabilities and stockholders’ equity (deficit)	$346,034,908	$346,565,918

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VI, INC.

STATEMENT OF OPERATIONS

(Unaudited)

Three
Months Ended
March 31, 2021
Professional fees and other expenses	$(3,238,968)
State franchise taxes, other than income tax	(50,000)
Change in fair value of warrant liability	(26,672,500)
Net loss from operations	(29,961,468)
Other income - interest and dividend income	13,707
Loss before income taxes	(29,947,761)
Income tax expense	(26,273)
Net loss attributable to common shares	$(29,974,034)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.70)
Class F Common Stock - basic and diluted	$(0.70)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VI, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	8,625,000	$863	$-	$(29,200,648)	$(29,199,785)
Subsequent measurement under ASC 480-10-S99 against accumulated deficit	-	-	-	-	-	(8,130)	(8,130)
Net loss	-	-	-	-	-	(29,974,034)	(29,974,034)
Balance at March 31, 2021	-	$-	8,625,000	$863	$0	$(59,182,812)	$(59,181,949)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VI, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Three
Months Ended
Cash flows from operating activities:	March 31, 2021
Net loss	$(29,974,034)
Changes in state franchise tax accrual	(5,241)
Changes in prepaid assets	61,773
Changes in accrued expenses, formation and offering costs	2,183,895
Change in fair value of warrant liability	26,672,500
Changes in deferred income tax	26,273
Net cash used in operating activities	(1,034,834)
Cash used in investing activities:
Interest and dividends reinvested in the Trust Account	(13,707)
Net cash used in investing activities	(13,707)
Cash flows from financing activities:
Proceeds from notes and advances payable – related party	600,000
Payment of issuance expenses	(8,130)
Net cash provided by financing activities	591,870
Increase in cash	(456,671)
Cash at beginning of period	633,266
Cash at end of period	$176,595
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$55,241

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VI, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

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

Each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) upon the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied or waived on or prior to the closing and, as a result thereof, the transactions contemplated by such Subscription Agreement are not consummated at the closing; and (d) if the closing of the Business Combination shall not have occurred by September 7, 2021. As of the date hereof, the shares of Class A common stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company will, within 30 days after the closing, file with the Securities and Exchange Commission (“SEC”) a registration statement (the “Post-Closing Registration Statement”) registering the resale of such shares of Class A Common Stock and will use its commercially reasonable efforts to have such Post-Closing Registration Statement declared effective as soon as practicable after the filing thereof.

The subscription agreements are accounted for as equity given that the shares are only contingently issuable. There is no impact on basic or diluted net income/(loss) per share.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2021, the Trust Account consisted of cash and money market funds.

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

As a result of the foregoing redemption provisions, the public shares of common stock have been recorded at redemption amount and classified as temporary equity, in accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The Company was formed on June 29, 2020. Therefore, these financials statements do not include comparative statements to prior 2020 periods.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase

11,350,000 shares of Common Stock at $11.50 per share were issued on December 15, 2020. No warrants were exercised during the three months ended March 31, 2021. The 11,350,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the Company had a net loss for the period. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

	Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(23,985,731)	$(5,996,433)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income/(loss) per share	$(0.70)	$(0.70)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to equity upon the completion of our Public Offering.

Redeemable Common Stock

As discussed in Note 4, all of the 34,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021.

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

Investments and Cash Held in Trust Account

At March 31, 2021, the Company had $345,022,332 in the Trust Account which may be utilized for Business Combinations. At March 31, 2021, the Trust Account consisted of cash and money market funds.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s the statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at March 31, 2021 and December 31, 2020, the Company had current liabilities of $48,141,857 and $18,690,703, respectively and working capital of ($47,129,281) and ($17,159,683), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2, 3 and 4. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2021 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On December 15, 2020, the Company sold 34,500,000 units at a price of $10.00 per unit (the “Units”), including 4,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $345,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fifth of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the IPO Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($6,900,000) of the per Unit offering price to the underwriters at the IPO Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% ($12,075,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2020 was a liability of $11,040,000. At March 31, 2021, the fair value has increased to $27,255,000. The change in fair value of $16,215,000 is reflected as an expense in the statement of operations.

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

Our Class A Common Stock are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on December 31, 2020, and there has been $8,130 of additional accretion for the three months ended March 31, 2021:

As of March 31, 2021
Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	$(10,557,000)
Class A shares issuance costs	$(19,266,180)
Plus:
Accretion of carrying value to redemption value	$(29,823,180)
Contingently redeemable Class A Common Stock	$345,000,000

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

The sale of the Founders Shares is in the scope of ASC 718, “Compensation-Stock Compensation.”  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless. Consistent with the public warrants, the private warrants are accounted for as liabilities under ASC Topic 814-40, due to their terms.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $2,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Proposed Business Combination. As of March 31, 2021, the amount advanced by Sponsor to the Company was $600,000.

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

For the three months ended March 31, 2021 the Company has paid the affiliate $60,000.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2021.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2021. As of March 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of March 31, 2021, investment securities in the Company’s Trust Account consist of $345,022,332 in cash and money market funds.

8.       Fair Value Measurement

The Company complies with ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Warrants

The Company has determined that warrants issued in connection with its initial public offering in December 2020 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. At March 31, 2021, there were observable transactions in the Company’s public warrants and correspondingly an implied volatility. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	December 31, 2020	March 31, 2021
Volatility	21.0%	13.0%
Risk-free interest rate	0.43%	1.00%
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.35

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2021 and December 31, 2020 are classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $17.6 million and $27.3 million, respectively, based on the closing price of GHVIW on that date of $3.95.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $7.1 million and $11.0 million, respectively, based on the closing price of GHVIU on that date of $10.60.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at December 31, 2020	$7,120,000	$11,040,000	$18,160,000
Change in fair value	10,457,500	16,215,000	26,672,500
Fair value at March 31, 2021	$17,577,500	$27,255,000	$44,832,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	345,022,332	345,022,332	—	—
Public warrants	27,255,000	—	27,255,000	—
Private placement warrants	17,577,500	—	17,577,500	—
Total	$389,854,832	$345,022,332	$44,832,500	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2021, there were 34,500,000 shares of Class A common stock and 8,625,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through May 27, 2021 of the financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) upon the mutual written agreement of the parties to such Subscription Agreement; (c) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied or waived on or prior to the closing and, as a result thereof, the transactions contemplated by such Subscription Agreement are not consummated at the closing; and (d) if the closing of the Business Combination shall not have occurred by September 7, 2021. As of the date hereof, the shares of Class A common stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act. The Company will, within 30 days after the closing, file with the SEC a registration statement (the “Post-Closing Registration Statement”) registering the resale of such shares of Class A Common Stock and will use its commercially reasonable efforts to have such Post-Closing Registration Statement declared effective as soon as practicable after the filing thereof.

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

Results of Operations

For the three months ended March 31, 2021, we had a net loss of ($29,974,034), of which ($26,672,500) are non-cash losses related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by December 15, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2021, we had $176,595 in cash and deferred offering costs of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $2,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Proposed Business Combination. As of March 31, 2021, the amount advanced by Sponsor to the Company was $600,000.

At March 31, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $176,595 and $633,266, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2021 and December 31, 2020, the Company had current liabilities of $48,141,857 and $18,690,703, respectively, and working capital of ($47,129,281) and ($17,159,683), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination.

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

Contractual Obligations

As of March 31, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2021, $345,022,332 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2021, investment securities in the Company’s Trust Account consists of $345,022,332 in money market funds. As of March 31, 2021, the effective annualized rate of return generated by our investments was approximately 0.0015%.

We have not engaged in any hedging activities during the three months ended March 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation, and in light of the SEC Staff Statement on April 12, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements, our disclosure controls and procedures were not effective as of March 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the Company’s warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

During the most recently completed fiscal quarter, there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on December 14, 2020 and our Annual Report on Form 10-K/A filed with the SEC on May 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on December 14, 2020 or our Annual Report on Form 10-K/A filed on May 18, 2021; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Through March 31, 2021, we incurred approximately $7,799,078 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $12,075,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated December 14, 2020 which was filed with the SEC.

Our Sponsor, executive officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24‑month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $345,022,332 was held in the Trust Account, and we had approximately $176,595 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings VI, Inc. for the quarter ended March 31, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS VI, INC.

Date: May 27, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)