Form 10-Q
period 2021-06-30
Matterport, Inc./DE
filed 2021-08-16
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number:
001-39790

MATTERPORT, INC.
(Exact name of registrant as specified in its Charter)

Delaware	85-1695048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

352 East Java Drive
Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)
(650)
641-2241
(Registrant’s telephone number, including area code)
Gores Holdings VI, Inc.
6200 Lookout Road
Boulder, CO 80301
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	MTTR	The Nasdaq Stock Market LLC
Warrants	MTTRW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    YES  ☒    NO  ☐
As of August
13
, 2021, there were 241,956,549 shares of the Company’s Class A common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
On July 22, 2021, Gores Holdings VI, Inc. (“Gores”) consummated the previously announced business combination (the “Business Combination”) with Matterport, Inc., a Delaware corporation (“Matterport”), pursuant to that certain Agreement and Plan of Merger, dated February 7, 2021, by and among Gores, Maker Merger Sub, Inc., a direct, wholly owned subsidiary of Gores, Maker Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores, and Matterport. In connection with the consummation of the Business Combination, Gores changed its name to “Matterport, Inc.” (“New Matterport”). Unless stated otherwise, this report contains information about Gores before the Business Combination. References to the “Company” in this report refer to Gores before the consummation of the Business Combination or New Matterport after the Business Combination, as the context suggests.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MATTERPORT, INC.
(FORMERLY KNOWN AS GORES HOLDINGS VI, INC.)
CONDENSED BALANCE SHEET
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$381,644	$633,266
Prepaid assets	696,434	897,754

Total current assets	1,078,078	1,531,020
Deferred tax asset	—	26,273
Investments and cash held in Trust Account	345,030,934	345,008,625

Total assets	$346,109,012	$346,565,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$3,632,513	$475,462
Related party note	1,100,000	—
State franchise tax accrual	77,923	55,241
Public warrants derivative liability	41,331,000	11,040,000
Private warrants derivative liability	26,655,500	7,120,000

Total current liabilities	72,796,936	18,690,703
Deferred underwriting compensation	12,075,000	12,075,000

Total liabilities	$84,871,936	$30,765,703

Commitments and contingencies
Class A Common Stock subject to possible redemption, 34,500,000 shares (at redemption value of $10 per share)	345,000,000	345,000,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in-capital	—	—
Accumulated deficit	(83,763,787)	(29,200,648)

Total stockholders’ equity (deficit)	(83,762,924)	(29,199,785)

Total liabilities and stockholders’ equity (deficit)	$346,109,012	$346,565,918

See accompanying notes to the unaudited condensed interim financial statements.

MATTERPORT, INC.
(FORMERLY KNOWN AS GORES HOLDINGS VI, INC.)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three	Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Professional fees and other expenses	(1,385,578)	(4,624,546)
State franchise taxes, other than income tax	(50,000)	(100,000)
Change in fair value of warrant liability	(23,154,000)	(49,826,500)

Net loss from operations	(24,589,578)	(54,551,046)
Other income—interest income	8,603	22,310

Loss before income taxes	$(24,580,975)	$(54,528,736)

Income tax valuation allowance	—	(26,273)

Net loss attributable to common shares	$(24,580,975)	$(54,555,009)

Net loss per ordinary share:
Class A Common Stock—basic and diluted	$(0.57)	$(1.27)

Class F Common Stock—basic and diluted	$(0.57)	$(1.27)

See accompanying notes to the unaudited condensed interim financial statements.

MATTERPORT, INC.
(FORMERLY KNOWN AS GORES HOLDINGS VI, INC.)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid- In Capital	Accumulated Deficit	Equity (Deficit)
Balance at April 1, 2021	—	$—	8,625,000	$863	$—	$(59,182,812)	$(59,181,949)
Net loss	—	—	—	—	—	(24,580,975)	(24,580,975)

Balance at June 30, 2021	—	$—	8,625,000	$863	$—	$(83,763,787)	$(83,762,924)

	Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2021	—	$—	8,625,000	$863	$—	$(29,200,648)	$(29,199,785)
Subsequent measurement under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(8,130)	(8,130)
Net loss	—	—	—	—	—	(54,555,009)	(54,555,009)

Balance at June 30, 2021	—	$—	8,625,000	$863	$—	$(83,763,787)	$(83,762,924)

See accompanying notes to the unaudited condensed interim financial statements

MATTERPORT, INC.
(FORMERLY KNOWN AS GORES HOLDINGS VI, INC.)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six
Months Ended
Cash flows from operating activities:	June 30, 2021
Net loss	$(54,555,009)
Changes in state franchise tax accrual	22,682
Changes in prepaid assets	201,320
Changes in accrued expenses, formation and offering costs	3,157,051
Change in fair value of warrant liability	49,826,500
Changes in deferred income tax	26,273

Net cash used in operating activities	(1,321,183)

Cash used in investing activities:
Interest and dividends reinvested in the Trust Account	(22,309)

Net cash used in investing activities	(22,309)

Cash flows from financing activities:
Proceeds from notes and advances payable – related party	1,100,000
Payment of issuance expenses	(8,130)

Net cash provided by financing activities	1,091,870

Increase in cash	(251,622)
Cash at beginning of period	633,266

Cash at end of period	$381,644

Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$77,318
See accompanying notes to the unaudited condensed interim financial statements.

MATTERPORT, INC.
(FORMERLY KNOWN AS GORES HOLDINGS, INC.)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.	Organization and Business Operations
Organization and General
As of June 30, 2021, Gores Holdings VI, Inc. (the “Company”), our predecessor, was a blank check company incorporated in Delaware on June 29, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of June 30, 2021, the Company had not engaged in any operations, other than to identify and consummate an initial business combination, and had not generated any operating revenue to date. The Company’s management had broad discretion with respect to the initial business combination. The Company’s Sponsor was Gores Sponsor VI, LLC, a Delaware limited liability company (the “Sponsor”). The Company selected December 31st as its fiscal year-end.
The Company completed its initial public offering (the “Public Offering”) on December 15, 2020 (the “IPO Closing Date”). As of June 30, 2021, the Company had not generated any operating revenues. Following the Public Offering, the Company generated non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).
Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $345,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee. Funds held in the Trust Account were permitted to be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2021, the Trust Account consisted of money market funds.
As of June 30, 2021, the Company’s amended and restated certificate of incorporation provided for the Company to have until December 15, 2022 to complete an initial business combination or obtain a Charter Extension from Shareholders. On July 22, 2021, the Company completed the previously announced business combination with Matterport, Inc., which is discussed in greater detail in Note 11.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be expected for the full year or any other period. The Company was formed on June 29, 2020. There were no activity from inception to June 30, 2020, therefore, these financials statements do not include comparative statements to prior 2020 periods.
Net Income/(Loss) Per Common Share
As of June 30, 2021, the Company had two classes of shares, which are referred to as Class A Common Stock (the “Class A Common Stock”) and Class F Common Stock (the “Founders Shares” or the “Class F Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 11,350,000 shares of Class A Common Stock at $11.50 per share were issued on December 15, 2020. No warrants were exercised during the six months ended June 30, 2021. The 11,350,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the Company had a net loss for the period. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(19,664,780)	$(4,916,195)	$(43,650,511)	$(10,912,628)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income/(loss) per share	$(0.57)	$(0.57)	$(1.27)	$(1.27)
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

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021.
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
Investments and Cash Held in Trust Account
At June 30, 2021, the Company had $345,030,934 in the Trust Account which may be utilized for Business Combinations. At June 30, 2021, the Trust Account consisted of money market funds.
At June 30, 2021, the Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any public shares of Class A Common Stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete an initial business combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of Class A Common Stock if the Company had been unable to complete an initial business combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.
Warrant Liability
The Company accounts for warrants for shares of the Company’s Class A Common Stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s the statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in ASC Topic
815-40
“
Derivatives and Hedging – Contracts in Entity’s Own Equity
.” The fair value of the public warrants at December 31, 2020 was a liability of $11,040,000. At June 30, 2021, the fair value has increased to $41,331,000. The change in fair value of $30,291,000 is reflected as an expense in the statement of operations.
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
Our shares of Class A Common Stock are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
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
capital).
As of June 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on December 31, 2020, and there has been $8,130 of additional accretion for the six months ended June 30, 2021:

As of June 30, 2021
Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	$(10,557,000)
Class A shares issuance costs	$(19,266,180)

Plus:
Accretion of carrying value to redemption value	$(29,823,180)

Contingently redeemable Class A Common Stock	$345,000,000

4.	Related Party Transactions
Founder Shares
On July 24, 2020, the Sponsor purchased 17,250,000 shares of Class F Common Stock for $25,000, or approximately $0.001 per share. On October 1, 2020, the Sponsor surrendered 8,625,000 Founder Shares to us for no consideration, on October 23, 2020, the Company effected a stock dividend with respect to its Class F Common Stock of 6,468,750 shares thereof and on November 13, 2020 the Sponsor surrendered 6,468,750 Founder Shares to us for no consideration, resulting in an aggregate of 8,625,000 outstanding shares of Class F Common Stock. As a result of such surrender, the per-share
purchase price increased to approximately $0.003 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On September 11, 2020, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one
basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation in effect as of June 30, 2021.
The sale of the Founders Shares is in the scope of ASC 718, “Compensation-Stock Compensation.” Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
On March 19, 2021, the Sponsor made available to the Company a loan of up to $2,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going
operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest
bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2021, the amount advanced by Sponsor to the Company was $1,100,000.
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
For the six months ended June 30, 2021, the Company had paid the affiliate $120,000.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2021. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.	Investments and Cash Held in Trust
As of June 30, 2021, investment securities in the Company’s Trust Account consist of $345,030,934 in money market funds.

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
Warrants
The Company has determined that warrants issued in connection with its initial public offering in December 2020 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. At December 31, 2020, there were observable transactions in the Company’s public warrants and correspondingly an implied volatility. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of an initial business combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At June 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $5.99 at June 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.
The Public Warrants were classified as Level 2 measurement as of December 31, 2020 and Level 1 measurement as of June 30, 2021. The Private Warrants were classified as Level 2 as of December 31, 2020 and June 30, 2021.
The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows as of December 31, 2020:

Volatility	21.0%
Risk-free interest rate	0.43%
Warrant exercise price	$11.50
Expected term	5.5

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis.
As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $26.7 million and $41.3 million, respectively, based on the closing price of GHVIW on that date of $5.99.
As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $7.1 million and $11.0 million, respectively, based on the closing price of GHVIU on that date of $10.60.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at December 31, 2020	$7,120,000	$11,040,000	$18,160,000
Change in fair value	19,535,500	30,291,000	49,826,500
Fair value at June 30, 2021	$26,655,500	$41,331,000	$67,986,500
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$345,030,934	$345,030,934	$—	$—
Public warrants	41,331,000	41,331,000	—	—
Private placement warrants	26,655,500	—	26,655,500	—

Total	$413,017,434	$386,361,934	$26,665,500	$—

9.	Stockholders’ Equity
Common Stock
As of June 30, 2021, the Company was authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A Common Stock and 40,000,000 shares of Class F Common Stock. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2021, there were 34,500,000 shares of Class A Common Stock and 8,625,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock
As of June 30, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued and outstanding.

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
Management has performed an evaluation of subsequent events through August 16, 2021 of the financial statements, noting no items which require adjustment or disclosure other than those set forth in the notes to the financial statements.
On July 22, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated February 7, 2021 (the “Merger
Agreement
”), by and among the Company, Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, and Matterport, Inc. (“Legacy Matterport”).
In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from Gores Holdings VI, Inc. to Matterport, Inc. As a result of the Business Combination and the other transactions contemplated by the Merger Agreement, First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Mergers”).
As a result of the First Merger, each share of outstanding capital stock of Legacy Matterport was cancelled and converted into the right to receive the merger consideration in accordance with the terms of the Merger Agreement, with the Company owning 100% of the outstanding capital stock of Legacy Matterport as the surviving corporation of the First Merger (the “Surviving Corporation”). As a result of the Second Merger, the Company owns 100% of the outstanding interests in the surviving entity of the Second Merger (the “Surviving Entity”). Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in the Surviving Entity and its subsidiaries, and the stockholders of Legacy Matterport as of immediately prior to the effective time of the First Merger (the “Matterport Stockholders”) hold a portion of our Class A Common Stock.
The aggregate merger consideration paid in connection with the Business Combination was 218,875,000 shares of Class A Common Stock (the “Aggregate Company Stock Consideration”). Holders of shares of Legacy Matterport’s common stock, par value $0.001 per share (“Matterport Stock”), are entitled to receive a number of newly issued shares of Class A Common Stock equal to the Aggregate Company Stock Consideration, divided by the sum of, without duplication, (a) the aggregate number of shares of Matterport Stock issued and outstanding and issuable upon conversion of Matterport’s Preferred Stock, each series with a par value of $0.001 per share (the “Matterport Preferred Stock”), plus (b) the aggregate number of shares of Matterport Stock issuable upon the exercise or settlement of all (i) options to purchase Matterport Stock granted pursuant to Matterport’s Amended and Restated 2011 Stock Incentive Plan (the “Stock Incentive Plan”), whether vested or unvested (the “Matterport Stock Options”), but excluding any Matterport Stock Options that have an exercise price equal to or greater than the cash equivalent of the Per Share Matterport Stock Consideration (as defined below), and (ii) restricted stock units covering shares of Matterport Stock granted pursuant to the Stock Incentive Plan, whether vested or unvested (the “Matterport RSUs”), in each case of clauses “(i)” and “(ii),” outstanding as of immediately prior to the effective time of the First Merger (the “Matterport Stock Adjusted Fully Diluted Shares” and, such quotient, the “Per Share Matterport Stock Consideration”). Holders of shares of Matterport’s Preferred Stock are entitled to receive a number of shares of newly issued Class A Stock equal to the Per Share Matterport Stock Consideration multiplied by the number of shares of Matterport Stock issuable upon conversion of such share of Matterport Preferred Stock as of immediately prior to the effective time of the First Merger (the “Per Share Matterport Preferred Stock Consideration”). No fractional shares of Class A Stock were issued in connection with the Business Combination. In lieu of the issuance of any fractional shares, Matterport Stockholder who otherwise would have been entitled to receive such fractional share received an amount in cash, without interest, rounded down to the nearest cent, equal to the product of (i) the amount of the fractional share interest in a share of Class A Common Stock to which such Matterport Stockholder otherwise would have been entitled multiplied by (ii) $10.00.
In addition to the consideration to be paid at the closing of the Business Combination, Matterport Stockholders (to the extent entitled to consideration) are entitled to receive their pro rata share of an additional number of earn-out
shares, issuable in shares of Class A Common Stock and subject to the terms provided in the Merger Agreement (the
“Earn-Out
Shares”), up to an aggregate of 23,460,000 shares of Class A Common Stock collectively issuable to all Matterport Stockholders; provided, that
Earn-Out
Shares shall be issued to holders of Matterport RSUs and holders of Matterport Stock Options only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Company or one of its subsidiaries through the date of the occurrence of the triggering event that causes such
Earn-Out
Shares to become issuable.
In connection with the Closing, the Founder Shares automatically converted into shares of Class A Common Stock on a one-for-one
basis and continue to be subject to the transfer restrictions applicable to the Founder Shares.
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 29,500,000 newly issued shares of Class A Stock at a purchase price of $10.00 per share for an aggregate purchase price of $295,000,000 (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.
In connection with the Business Combination, holders of 93,917 shares of Class A Common Stock exercised their rights to redeem those shares for cash at an approximate price of $10.0009 per share, for an aggregate of approximately $939,258, which was paid to such holders on the Closing Date.
Immediately after giving effect to the
Mergers
, the redemptions described above, the PIPE Investment and the conversion of all 8,625,000 outstanding Founder Shares into shares of Class A Common Stock on a one-for-one
basis, there were 291,406,633 shares of Common Stock, consisting of 241,956,549 of Class A Common Stock issued and outstanding, options to purchase an aggregate of 45,399,537 shares of Class A Common Stock and restricted stock units covering an aggregate of 4,049,547 shares of Class A Common Stock. Upon the Closing, the Company’s Class A Common Stock and the Company’s Public Warrants began trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “MTTR” and “MTTRW,” respectively, and the Company’s public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted from Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Item 2 to “we,” “us,” “our,” or the “Company” are to Gores Holdings VI, Inc. prior to the Business Combination (as defined below), except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on
Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Quarterly Report on
Form 10-Q
including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on
Form 10-Q,
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
Overview
As of June 30, 2021, we were a blank check company incorporated on June 29, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination with one or more target businesses. We completed our Public Offering on December 15, 2020.
Recent Developments
Business Combination
On July 22, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company, Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, and Matterport, Inc. (“Legacy Matterport”).
In connection with the consummation of the Business Combination (the “Closing”), the Company changed its name from Gores Holdings VI, Inc. to Matterport, Inc. As a result of the Business Combination and the other transactions contemplated by the Merger Agreement, First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Mergers”).
As a result of the First Merger, each share of outstanding capital stock of Legacy Matterport was cancelled and converted into the right to receive the merger consideration in accordance with the terms of the Merger Agreement, with the Company owning 100% of the outstanding capital stock of Legacy Matterport as the surviving corporation of the First Merger (the “Surviving Corporation”). As a result of the Second Merger, the Company owns 100% of the outstanding interests in the surviving entity of the Second Merger (the “Surviving Entity”). Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in the Surviving Entity and its subsidiaries, and the stockholders of Legacy Matterport as of immediately prior to the effective time of the First Merger (the “Matterport Stockholders”) hold a portion of our Class A Common Stock.

The aggregate merger consideration paid in connection with the Business Combination was 218,875,000 shares of Class A Common Stock (the “Aggregate Company Stock Consideration”). Holders of shares of Legacy Matterport’s common stock, par value $0.001 per share (“Matterport Stock”), are entitled to receive a number of newly issued shares of Class A Common Stock equal to the Aggregate Company Stock Consideration, divided by the sum of, without duplication, (a) the aggregate number of shares of Matterport Stock issued and outstanding and issuable upon conversion of Matterport’s Preferred Stock, each series with a par value of $0.001 per share (the “Matterport Preferred Stock”), plus (b) the aggregate number of shares of Matterport Stock issuable upon the exercise or settlement of all (i) options to purchase Matterport Stock granted pursuant to Matterport’s Amended and Restated 2011 Stock Incentive Plan (the “Stock Incentive Plan”), whether vested or unvested (the “Matterport Stock Options”), but excluding any Matterport Stock Options that have an exercise price equal to or greater than the cash equivalent of the Per Share Matterport Stock Consideration (as defined below), and (ii) restricted stock units covering shares of Matterport Stock granted pursuant to the Stock Incentive Plan, whether vested or unvested (the “Matterport RSUs”), in each case of clauses “(i)” and “(ii),” outstanding as of immediately prior to the effective time of the First Merger (the “Matterport Stock Adjusted Fully Diluted Shares” and, such quotient, the “Per Share Matterport Stock Consideration”). Holders of shares of Matterport’s Preferred Stock are entitled to receive a number of shares of newly issued Class A Stock equal to the Per Share Matterport Stock Consideration multiplied by the number of shares of Matterport Stock issuable upon conversion of such share of Matterport Preferred Stock as of immediately prior to the effective time of the First Merger (the “Per Share Matterport Preferred Stock Consideration”). No fractional shares of Class A Stock were issued in connection with the Business Combination. In lieu of the issuance of any fractional shares, Matterport Stockholder who otherwise would have been entitled to receive such fractional share received an amount in cash, without interest, rounded down to the nearest cent, equal to the product of (i) the amount of the fractional share interest in a share of Class A Common Stock to which such Matterport Stockholder otherwise would have been entitled multiplied by (ii) $10.00.
In addition to the consideration to be paid at the closing of the Business Combination, Matterport Stockholders (to the extent entitled to consideration) are entitled to receive their pro rata share of an additional number of earn-out
shares, issuable in shares of Class A Common Stock and subject to the terms provided in the Merger Agreement (the
“Earn-Out
Shares”), up to an aggregate of 23,460,000 shares of Class A Common Stock collectively issuable to all Matterport Stockholders; provided, that
Earn-Out
Shares shall be issued to holders of Matterport RSUs and holders of Matterport Stock Options only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Company or one of its subsidiaries through the date of the occurrence of the triggering event that causes such
Earn-Out
Shares to become issuable.
In connection with the Closing, the Founder Shares automatically converted into shares of Class A Common Stock on a one-for-one
basis and continue to be subject to the transfer restrictions applicable to the Founder Shares.
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 29,500,000 newly issued shares of Class A Stock at a purchase price of $10.00 per share for an aggregate purchase price of $295,000,000 (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.
In connection with the Business Combination, holders of 93,917 shares of Class A Common Stock exercised their rights to redeem those shares for cash at an approximate price of $10.0009 per share, for an aggregate of approximately $939,258, which was paid to such holders on the Closing Date.
Immediately after giving effect to the Mergers, the redemptions described above, the PIPE Investment and the conversion of all 8,625,000 outstanding Founder Shares into shares of Class A Common Stock on a one-for-one
basis, there were 291,406,633 shares of Common Stock, consisting of 241,956,549 of Class A Common Stock issued and outstanding, options to purchase an aggregate of 45,399,537 shares of Class A Common Stock and restricted stock units covering an aggregate of 4,049,547 shares of Class A Common Stock. Upon the Closing, the Company’s Class A Common Stock and the Company’s Public Warrants began trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “MTTR” and “MTTRW,” respectively, and the Company’s public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted from Nasdaq.

Recent Stockholder Action
The Company and the members of its Board of Directors have been named as defendants in a putative stockholder action filed in the Supreme Court of the State of New York, County of New York, captioned Jamin Quimby v. Gores Holdings VI, Inc., et al., Index No. 652761/2021, in connection with Business Combination. The complaint generally alleges breach of fiduciary duty and aiding and abetting claims relating to, among other things, alleged misstatements and omissions in the Form
S-4
registration statement filed by the Company with the SEC on April 6, 2021 in connection with the Proposed Transaction (the “Registration Statement”). The complaint seeks, among other things, injunctive relief and an award of attorneys’ fees. The Company believes the claims asserted in the Quimby matter are without merit, and intends to vigorously defend against them.
Results of Operations
For the six months ended June 30, 2021, we had a net loss of ($54,555,009), of which ($49,826,500) are non-cash
losses related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of pursuing the Business Combination. As indicated in the accompanying unaudited financial statements, at June 30, 2021, we had $381,644 in cash and deferred offering costs of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.
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
On March 19, 2021, the Sponsor made available to the Company a loan of up to $2,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going
operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest
bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Proposed Business Combination. As of June 30, 2021, the amount advanced by Sponsor to the Company was $1,100,000.

At June 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $381,644 and $633,266, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.
At June 30, 2021 and December 31, 2020, the Company had current liabilities of $72,796,936 and $18,690,703, respectively, and working capital of ($71,718,858) and ($17,159,683), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination.
We used substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate our Business Combination during the quarter ended September 30, 2021.
Contractual Obligations
As of June 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2021, $345,030,934 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2021, investment securities in the Company’s Trust Account consists of $345,030,934 in money market funds. As of June 30, 2021, the effective annualized rate of return generated by our investments was approximately 0.0012%.

We have not engaged in any hedging activities during the six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting for the year ended December 31, 2020, which was disclosed in our Form 10-K/A. We have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to provide enhanced access to accounting literature and research materials and consult with third party professionals regarding complex accounting matters. The elements of our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We cannot guarantee that these initiatives will ultimately have the intended effects.
Internal Control over Financial Reporting
This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the Company Warrants in connection with the SEC Staff Statement, to reclassify the Company Warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.
During the most recently completed fiscal quarter, there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Business Combination was consummated in the quarter ending September 30, 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As a result of the closing of the Business Combination on July 22, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus, which is incorporated by reference into our Current Report on Form
8-K/A
filed on July 28, 2021.
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
Use of Proceeds
On December 10, 2020, our registration statement on Form S-1 (File
No. 333-249312)
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

Through June 30, 2021, we incurred approximately $7,799,078 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $12,075,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated December 14, 2020 which was filed with the SEC.
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
As of June 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $345,030,934 was held in the Trust Account, and we had approximately $381,644 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.4	Warrant Agreement, dated December 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Quarterly Report on Form
10-Q
of Gores Holdings VI, Inc. for the quarter ended June 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTERPORT, INC.

Date: August 16, 2021	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)