Form 10-Q
period 2021-09-30
Matterport, Inc./DE
filed 2021-11-10
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-39790
____________________________
MATTERPORT, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	85-1695048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

352 East Java Drive
Sunnyvale, California 94089
(Address of Principal Executive Offices, including zip code)
(650) 641-2241
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	MTTR	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	MTTRW	The Nasdaq Stock Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 242,504,260 shares of Class A common stock outstanding as of November 3, 2021.

		Page

	Cautionary Note Regarding Forward-looking Statements	4

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	9

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures		61

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2021 titled “Risk Factors” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors”.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$148,853	$51,850
Restricted cash	468	400
Short-term investments	174,168	—
Accounts receivable, net of allowance of $182 and $799, as of September 30, 2021 and December 31, 2020, respectively	9,572	3,924
Inventories	3,989	3,646
Prepaid expenses and other current assets	11,395	2,453
Total current assets	348,445	62,273
Property and equipment, net	11,377	8,210
Long-term investments	290,900	—
Other assets	2,716	1,369
Total assets	$653,438	$71,852
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,848	$3,434
Current portion of long-term debt	—	8,215
Deferred revenue	8,903	4,606
Accrued expenses and other current liabilities	8,781	6,995
Total current liabilities	24,532	23,250
Public warrants liability	53,682	—
Private warrants liability	34,621	—
Contingent earn-out liability	334,389	—
Long-term debt	—	4,502
Deferred revenue, non-current	210	297
Other long-term liabilities	278	335
Total liabilities	447,712	28,384
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 and 125,405 shares authorized as of September 30, 2021 and December 31, 2020, respectively; nil and 124,979 shares issued and outstanding as of September 30, 2021 and December 31, 2020; and liquidation preference of nil and $166,131 as of September 30, 2021 and December 31, 2020, respectively	—	164,168
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 640,000 shares and 230,680 shares authorized as of September 30, 2021 and December 31, 2020, respectively; and 242,413 shares and 38,981 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	24	4
Additional paid-in capital	512,808	9,159
Accumulated other comprehensive income (loss)	(38)	135
Accumulated deficit	(307,068)	(129,998)
Total stockholders’ equity (deficit)	205,726	(120,700)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$653,438	$71,852
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$15,677	$11,517	$44,758	$29,032
License	118	3,000	4,477	3,000
Services	3,292	2,341	8,860	5,498
Product	8,568	8,216	25,992	24,767
Total revenue	27,655	25,074	84,087	62,297
Costs of revenue:
Subscription	3,908	2,981	10,543	8,299
License	—	69	—	69
Services	2,460	1,730	6,785	4,270
Product	7,106	5,228	18,036	15,198
Total costs of revenue	13,474	10,008	35,364	27,836
Gross profit	14,181	15,066	48,723	34,461
Operating expenses:
Research and development	14,484	3,861	27,599	13,003
Selling, general, and administrative	44,053	9,942	73,612	30,215
Total operating expenses	58,537	13,803	101,211	43,218
Income (loss) from operations	(44,356)	1,263	(52,488)	(8,757)
Other income (expense):
Interest income	550	3	572	16
Interest expense	(91)	(339)	(676)	(1,197)
Transaction costs	(565)	—	(565)	—
Change in fair value of warrants liabilities	(24,176)	—	(24,176)	—
Change in fair value of contingent earn-out liability	(98,478)	—	(98,478)	—
Other expense, net	(839)	(4)	(1,186)	(903)
Total expense	(123,599)	(340)	(124,509)	(2,084)
Income (loss) before provision for income taxes	(167,955)	923	(176,997)	(10,841)
Provision for income taxes	34	17	73	51
Net income (loss)	$(167,989)	$906	$(177,070)	$(10,892)
Less: Income allocated to preferred stockholders	—	(906)	—	—
Net income (loss) attributable to common stockholders	$(167,989)	$—	$(177,070)	$(10,892)
Net income (loss) per share, basic and diluted	$(0.86)	$—	$(1.90)	$(0.34)
Weighted-average shares used in per share calculation, basic and diluted	196,478	32,552	93,061	32,334
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(16)	99	(79)	(20)
Unrealized loss on available-for-sale securities, net of tax	(182)	—	(94)	—
Comprehensive income (loss)	$(168,187)	$1,005	$(177,243)	$(10,912)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	124,979	$164,168	38,981	$4	$9,159	$135	$(129,998)	$(120,700)
Net loss	—	—	—	—	—	—	(2,872)	(2,872)
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Issuance of common stock upon exercise of stock options	—	—	1,585	—	789	—	—	789
Stock-based compensation	—	—	—	—	740	—	—	740
Balance as of March 31, 2021	124,979	$164,168	40,566	$4	$10,688	$108	$(132,870)	$(122,070)
Net loss	—	—	—	—	—	—	(6,209)	(6,209)
Other comprehensive income	—	—	—	—	—	52	—	52
Issuance of common stock upon exercise of stock options	—	—	1,184	—	553	—	—	553
Stock-based compensation	—	—	—	—	713	—	—	713
Balance as of June 30, 2021	124,979	$164,168	41,750	$4	$11,954	$160	$(139,079)	$(126,961)
Net loss	—	—	—	—	—	—	(167,989)	(167,989)
Other comprehensive loss	—	—	—	—	—	(198)	—	(198)
Issuance of redeemable convertible preferred stock	52	293	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(125,031)	(164,461)	126,461	13	164,448	—	—	164,461
Issuance of common stock upon exercise of stock options	—	—	633	—	357	—	—	357
Issuance of common stock upon exercise of legacy Matterport common stock warrants	—	—	1,038	—	—	—	—	—
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	72,531	7	539,890	—	—	539,897
Contingent earn-out liability	—	—	—	—	(235,911)	—	—	(235,911)
Stock-based compensation	—	—	—	—	32,070	—	—	32,070
Balance as of September 30, 2021	—	$—	242,413	$24	$512,808	$(38)	$(307,068)	$205,726

	Redeemable Convertible Preferred Stock		Common Stock
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2019	98,542	$110,978	32,132	$3	$5,871	$36	$(115,539)	$(109,629)
Net loss	—	—	—	—	—	—	(8,108)	(8,108)
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Stock-based compensation	—	—	—	—	620	—	—	620
Balance as of March 31, 2020	98,542	$110,978	32,132	$3	$6,491	$(62)	$(123,647)	$(117,215)
Net loss	—	—	—	—	—	—	(3,690)	(3,690)
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Conversion of convertible note to Series D redeemable convertible preferred stock	4,729	9,501	—	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock net of issuance costs	21,708	43,689	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	355	—	51	—	—	51
Stock-based compensation	—	—	—	—	625	—	—	625
Balance as of June 30, 2020	124,979	$164,168	32,487	$3	$7,167	$(83)	$(127,337)	$(120,250)
Net income	—	—	—	—	—	—	906	906
Other comprehensive income	—	—	—	—	—	99	—	99
Issuance of common stock upon exercise of stock options	—	—	843	—	138	—	—	138
Settlement of vested stock options	—	—	—	—	(554)	—	—	(554)
Repurchase and Retirement of common stock	—	—	(444)	—	—	—	(438)	(438)
Stock-based compensation	—	—	—	—	664	—	—	664
Balance as of September 30, 2020	124,979	$164,168	32,886	$3	$7,415	$16	$(126,869)	$(119,435)
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(177,070)	$(10,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,121	3,538
Amortization of debt discount	135	172
Amortization of investment premiums, net of accretion of discounts	413	—
Stock-based compensation, net of amounts capitalized	31,997	1,794
Change in fair value of warrants liabilities	24,176	—
Change in fair value of contingent earn-out liability	98,478	—
Transaction costs	565	—
Loss on extinguishment of debt and convertible notes	210	954
Allowance for doubtful accounts	460	581
Other	193	10
Changes in operating assets and liabilities:
Accounts receivable	(6,100)	(7,097)
Inventories	(342)	(2,260)
Prepaid expenses and other assets	(7,699)	(965)
Accounts payable	3,427	1,692
Deferred revenue	4,503	2,817
Accrued expenses and other liabilities	1,442	2,516
Net cash used in operating activities	(21,091)	(7,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(536)	(20)
Capitalized software and development costs	(5,233)	(3,624)
Purchase of investments	(466,466)	—
Investment in convertible notes	(1,000)	—
Net cash used in investing activities	(473,235)	(3,644)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization and PIPE financing, net	612,854	—
Payment of transaction costs related to reverse recapitalization	(9,813)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	43,689
Proceeds from exercise of stock options	1,696	189
Proceeds from debt, net	—	5,221
Proceeds from convertible notes, net of issuance costs	—	8,457
Repayment of debt	(13,067)	(6,974)
Settlement of vested stock options	—	(554)
Repurchase of common stock	—	(438)
Net cash provided by financing activities	591,670	49,590
Net change in cash, cash equivalents, and restricted cash	97,344	38,806
Effect of exchange rate changes on cash	(273)	(22)
Cash, cash equivalents, and restricted cash at beginning of year	52,250	10,152
Cash, cash equivalents, and restricted cash at end of period	$149,321	$48,936

Supplemental disclosures of cash flow information
Cash paid for interest	$753	$851
Supplemental disclosures of non-cash investing and financing information
Contingent earn-out liability recognized upon the closing of the reverse recapitalization	$231,627	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$164,461	$—
Unpaid transaction costs	$200	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc. and its subsidiaries (collectively, “Matterport” or the “Company”) is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform comprising innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011. The Company is headquartered at Sunnyvale, California.
On July 22, 2021 (the “Closing Date”), the Company consummated the previously announced merger (collectively with the other transactions described in the Merger Agreement, the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (at such time named Gores Holding VI, Inc., (“Gores”, or “GHVI”), First Merger Sub, Second Merger Sub, and the pre-Merger Matterport, Inc. (“Legacy Matterport”). In connection with the consummation of the Merger, the registrant changed its name from Gores Holdings VI, Inc. to Matterport, Inc. First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Mergers”). See Note 3 “ Reverse Recapitalization” for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than policies noted below, no material changes have been made to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 included in Matterport’s proxy statement/prospectus filed with the SEC on August 27, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2020 and 2019 and the related notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Reclassification
Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock and other assumptions used to measure stock-based compensation, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, and the determination of stand-alone selling price (“SSP”) of various performance obligations. As of September 30, 2021, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
Management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other factors, including the current economic environment and the impact of COVID-19, which management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company adjusts such estimates and assumptions when dictated by facts and circumstances. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Actual results may differ materially from those estimates.
Segment information
The Company has a single operating segment and reportable segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 4, for information regarding the Company’s revenue by geography. Substantially all of the Company’s long-lived assets are located in the United States.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintains its cash balances in accounts held by major banks and financial institutions located in the United States. Such bank deposits from time to time may be exposed to credit risk in excess of the Federal Deposit Insurance Corporation insurance limit, and the Company considers such risk to be minimal.
We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company’s accounts receivable is derived from customers located both inside and outside the United States. The Company mitigates its credit risks by performing ongoing credit evaluations of the financial condition of its customers and requires advance payment from customers in certain circumstances. The Company generally does not require collateral from its customers.
The following table presents revenues by customers representing 10% or more of total revenues for the three and nine months ended September 30, 2021 and 2020, respectively:

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer:
Customer A	*	12.0%	*	*
* Represents less than 10%
The following table presents total accounts receivable representing 10% or more of total accounts receivable at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Customer:
Customer B	11.1%	*
* Represents less than 10%
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $0.6 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of $0.5 million and $0.4 million as of September 30, 2021 and December 31, 2020. The restricted cash is cash deposits restricted under the 2020 Term Loan. Refer to Note 7. Debt for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable primarily represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.2 million and $0.8 million, respectively.
Investment
The Company classifies its investments in marketable and non-marketable securities as available-for-sale at the time of purchase based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments not considered cash equivalents and with maturities within one year or less from the condensed consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.
Unrealized gains and losses on available-for-sale debt securities are excluded from net income (loss) and reported in accumulated other comprehensive income (loss) (“AOCI”) as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers,

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and the decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.
Transaction costs
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the condensed consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the public and private warrants liabilities were expensed in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2020, $0.1 million of deferred transaction costs were included within other assets in the condensed consolidated balance sheet. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing.
Warrants Liability
The Company assumed publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) upon the Closing. The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.
Earn-out Arrangement
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted share unit (“RSU”) holders are entitled to receive an aggregate of 23,460,000 shares of the Company’s Class A common stock (“Earn-out Shares”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 11).
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the condensed consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
Earn-out Shares issuable to certain holders of Legacy Matterport stock options and RSUs in respect of such stock options and RSUs (the “Earn-out Awards”) are subject to forfeiture and are accounted for in accordance with ASC 718. The Company measures and recognizes stock-compensation expense based on the fair value of the Earn-out Awards over the derived service period for each tranche. Forfeitures are accounted for as they occur.
Upon the forfeiture of Earn-out Shares issuable to any eligible holder of Legacy Matterport stock options and RSUs, the forfeited Earn-out awards are subject to reallocation and grant on a pro rata basis to the remaining eligible Legacy Matterport stockholders and stock options and RSUs holders. The reallocated issuable shares to Legacy Matterport common stockholders are recognized as contingent earn-out liability, and the reallocated issuable shares to Legacy Matterport stock options and RSUs holders are recognized as share-based compensation over the remaining derived service period based on the fair value on the date of the reallocation.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 6 “Fair Value Measurement” and Note 13 “Contingent Earn-Out Liability” for additional information.
If the applicable earn-out triggering event is achieved for a tranche, the Company will account for the Earn-out Shares for such tranche as issued and outstanding common stock. As of September 30, 2021, the earn-out triggering events have not yet been achieved, the Earn-out Shares are contingently issuable and not reflected in the condensed consolidated financial statements.
Fair Value Measurement
The Company applied fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general, and administrative in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expense was $2.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, and $5.8 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Comprehensive Income (loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) reflects gains and losses that are recorded as a component of stockholders’ equity (deficit) and are excluded from net income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to consolidation of foreign entities and unrealized gain (loss) on marketable securities classified as available-for-sale.
Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as nonpublic business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below. As a result, the Company’s financial statements may not be comparable to companies that comply with public company effective dates because of this election.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Under the new standard, capitalized implementation costs are generally amortized over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. All capitalized implementation amounts will be required to be presented in the same line items of the consolidated

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
financial statements as the related hosting fees. The Company adopted ASU No. 2018-15 beginning January 1, 2021 on a prospective method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).This ASU requires a lessee to recognize on the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset  representing its right to use the underlying asset for the lease term. This ASU is effective for public and private companies’ fiscal years beginning after December 15, 2018, and December 15, 2021, respectively, with early adoption permitted. The Company expects to adopt ASU No. 2016-02 under the private company transition guidance beginning January 1, 2022, and is currently evaluating the impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company expects to adopt ASU No. 2016-13 under the private company transition guidance beginning January 1, 2023, and is currently evaluating the impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU No. 2019-12 under the private company transition guidance beginning January 1, 2022, and is currently assessing the impact the guidance will have on the Company’s condensed consolidated financial statements.

3. REVERSE RECAPITALIZATION
On July 22, 2021, in connection with the Merger, the Company raised gross proceeds of $640.1 million, including the contribution of $345.1 million of cash held in Gores’ trust account from its initial public offering and an aggregate purchase price of $295.0 million in a private placement pursuant to the subscription agreements (“Private Investment in Public Equity” or “PIPE) at $10.00 per share of Gores’ Class A common stock. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. The aggregate consideration paid to Legacy Matterport stockholders in connection with the Merger (excluding any potential Earn-Out Shares), was 218,875,000 shares of the Company Class A common stock, par value $0.0001 per share. The Per Share Matterport Stock Consideration was equal to approximately 4.1193 (the “Exchange Ratio”).
The following transactions were completed concurrently upon the Closing:

•Immediately prior to the Closing, 52,236 shares Series D redeemable convertible preferred stock of Legacy Matterport were issued to a customer of Legacy Matterport.

•each issued and outstanding share of Legacy Matterport preferred stock was canceled and converted into the right to receive a total of 126,460,926 shares of the Matterport Class A common stock;
•each Legacy Matterport warrant was exercised in full in exchange for the issuance of 1,038,444 shares of Matterport Class A common stock to the holder of such Matterport Warrant;

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•each issued and outstanding share of Legacy Matterport common stock (including the items mentioned in above points) was canceled and converted into the right to receive an aggregate number of shares of Class A common stock equal to the Per Share Matterport Stock Consideration;
•each outstanding vested and unvested Legacy Matterport common stock option was converted into a rollover option, exercisable for shares of Matterport Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Per Share Matterport Stock Consideration; and
•each outstanding and unvested Legacy Matterport RSU was converted into a rollover RSU for shares of Matterport Class A common stock with the same terms except for the number of shares, which were adjusted using the Per Share Matterport Stock Consideration
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Matterport in future reports of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.
The number of shares of Class A common stock issued immediately following the consummation of the Merger was as follows (shares are in thousands):

Shares
Legacy Matterport Stockholders(1)	169,425
Public Stockholders of Gores	34,406
Initial Stockholders (defined below) of Class F Stock(2)	8,625
PIPE Investors(3)	29,500
Total	241,956
(1) Excludes 23,460,000 shares of Class A common stock issuable in earn-out arrangement as they are not issuable until 180 days after the Closing and are contingently issuable based upon the triggering events that have not yet been achieved.
(2) Represents shares of Class A common stock issued into which shares of Class F common stock of the Company (“Class F Stock”) were converted upon the consummation of the Merger. Excludes 4,079,000 shares of Class A Stock purchased under the Sponsor Subscription Agreement and excludes 15,000 shares of Class A Stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE Investment. Gores Holdings VI Sponsor, LLC, a Delaware limited liability company , Mr. Randall Bort, Ms. Elizabeth Marcellino and Ms. Nancy Tellem, Gores’ independent directors, are collectively noted as “Initial Stockholders”.
(3) Includes the Initial Stockholders’ ownership of 4,079,000 shares of Class A Stock purchased under the Sponsor Subscription Agreement and includes 15,000 shares of Class A Stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE Investment.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
United States	$16,383	$16,638	$51,518	$40,983
International	11,272	8,436	32,569	21,314
Total revenue	$27,655	$25,074	$84,087	$62,297
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over time revenue	$18,969	$13,858	$53,618	$34,530
Point-in-time revenue	8,686	11,216	30,469	27,767
Total	$27,655	$25,074	$84,087	$62,297
Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The contract balances as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$7,793	$2,700
Unbilled accounts receivable	$1,779	$1,224
Deferred revenue	$9,113	$4,903
During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $4.1 million and $1.9 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $22.7 million at the end of September 30, 2021 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of September 30, 2021 were $20.1 million, and the remaining thereafter.
5. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of September 30, 2021 and 2020 and the rollforward for three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance—beginning of period	$(32)	$(566)	$(799)	$(337)
Increase in reserves	(309)	(340)	(460)	(581)
Write-offs	159	—	1,077	12
Balance—end of period	$(182)	$(906)	$(182)	$(906)
Inventories—Inventories as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished Goods	$1,026	$538
Work in process	1,480	2,219
Purchased parts and raw materials	1,483	889
Total inventories	$3,989	$3,646
Property and Equipment, Net—Property and equipment as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$1,945	$1,435
Furniture and fixtures	354	359
Leasehold improvements	728	733
Capitalized software and development costs	24,902	18,126
Total property and equipment	27,929	20,653
Accumulated depreciation and amortization	(16,552)	(12,443)
Total property and equipment, net	$11,377	$8,210
Depreciation and amortization expenses were $1.5 million and $1.2 million for three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended September 30, 2021 and 2020 was $3.3 million and $1.2 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the nine months ended September 30, 2021 and 2020, was $6.7 million and $3.7 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets. Amortization expense was $1.4 million and $1.1 million for three months ended September 30, 2021 and 2020, respectively, of which $1.2 million and $1.0 million was recorded to costs of revenue related to subscription and $0.2 million and $0.1 million to selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss), respectively. Amortization expense was $3.8 million and $3.3 million for nine months ended September 30, 2021 and 2020, respectively, of which $3.3 million and $2.9 million was recorded to costs of revenue related to subscription and $0.5 million and $0.4 million to selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss), respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$2,503	$3,208
Tax payable	945	1,164
Transaction cost payable	200	135
Other current liabilities	5,133	2,488
Total accrued expenses and other current liabilities	$8,781	$6,995
6. FAIR VALUE MEASUREMENTS
We categorize assets and liabilities recorded or disclosed at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
Level 1—Inputs are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. The inputs require significant management judgment or estimation.
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$138,730	$—	$—	$138,730
Total cash equivalents	$138,730	$—	$—	$138,730
Short-term investments:
Corporate debt securities	—	44,274	—	44,274
Commercial paper	—	129,894	—	129,894
Total short-term investments	$—	$174,168	$—	$174,168
Long-term investments:
U.S. government and agency securities	$180,988	$—	$—	$180,988
Non-U.S. government and agency securities	—	24,483	—	24,483
Corporate debt securities	—	85,429	—	85,429
Total long-term investments	$180,988	$109,912	$—	$290,900
Other assets:
Convertible notes receivable	$—	$—	$1,095	$1,095
Total other assets:	$—	$—	$1,095	$1,095

Total assets measured at fair value	$319,718	$284,080	$1,095	$604,893

Financial Liabilities:
Public warrants liability	$53,682	$—	$—	$53,682
Private warrants liability	—	34,621	—	34,621
Contingent earn-out liability	—		334,389	334,389
Total liabilities measured at fair value	$53,682	$34,621	$334,389	$422,692

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$43,116	$—	$—	$43,116
Total cash equivalents	$43,116	$—	$—	$43,116

Total assets measured at fair value	$43,116	$—	$—	$43,116

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of September 30, 2021 and December 31, 2020 (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$181,104	$—	$(116)	$180,988
Non-U.S. government and agency securities	24,490	—	(6)	24,484
Corporate debt securities	129,775	—	(72)	129,703
Commercial paper	129,888	5	—	129,893
Convertible notes receivable	1,000	95	—	1,095
Total available-for-sale investments	$466,257	$100	$(194)	$466,163
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments recorded for these securities at September 30, 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. As of September 30, 2021, the Company applied a probability of 80% and 20% to the conversion and repayment scenario, respectively and a discount rate of 15.67% in the valuation.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of September 30, 2021, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$174,176	$174,167
Due between one and three years	292,081	291,996
Total	$466,257	$466,163

7. DEBT
The Company’s short-term and long-term debt is secured by substantially all the assets of the Company and subject the Company to certain affirmative and negative covenants. Failure to comply with these covenants could result in an event of default, which may lead to an acceleration of the amounts owed and other remedies.
2015 Term Loan and Line of Credit—On May 20, 2015, the Company entered into a Loan and Security Agreement with a lender (the “2015 Agreement”) to borrow a term loan up to $4.0 million (“2015 Term Loan”). The Company borrowed the full $4.0 million term loan on September 23, 2016. The term loan matured on September 30, 2019. The Company was required to make 36 equal installment payments of principal starting October 2016 through September 2019. The term loan bore interest at a floating per annum rate equal to 1.0% above the prime rate published by Wall Street Journal (the “Prime Rate”). Interest was payable monthly. The Company repaid the 2015 Term Loan by September 2019. The agreement also allowed the Company to borrow under financing of eligible accounts, for up to $1.0 million (“2015 Account Financing”). The Company did not borrow any amount under the 2015 Account Financing.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On May 22, 2017, the Company amended and restated the 2015 Agreement with the lender (the “2015 Amended and Restated Agreement”) for an additional revolving line of credit up to $2.0 million. The line of credit bore interest at a floating per annum rate equal to 0.5% above the Prime Rate. The line of credit matured on May 22, 2019.
On October 26, 2017, the Company amended the 2015 Amended and Restated Agreement with the lender (the “2017 Amendment”) for an additional term loan up to $1.5 million (“2017 Term Loan”). The Company borrowed the full $1.5 million on November 3, 2017. The Company was required to make monthly interest-only payments starting December 2017 and 36 equal installment payments of principal starting October 2018 through September 2021. The term loan bore interest at a floating per annum rate equal to the greater of (a) 1.0% above the Prime Rate; and (b) 5.25%. Interest was payable monthly.
On September 16, 2019, the Company amended and restated the 2015 Amended and Restated Agreement and the 2017 Amendment with the lender (the “2017 Second Amended and Restated Agreement”). The agreement provided the Company with a term loan up to $3.0 million (“2019 Term Loan”). The loan must be first used to repay the prior term loan and accrued interest. The Company borrowed the full $3.0 million on September 16, 2019, and $1.0 million of the amount was used to repay in full the outstanding principal and interest under the 2017 Term Loan. The term loan matures on May 1, 2023. The Company was required to make 36 equal installments payments of principal, plus monthly payment of accrued interest starting in June 2020 through May 2023. The term loan bears interest at a floating per annum rate equal to the greater of (a) 1.0% above the Prime Rate and (b) 5.25%. The amendment also provided the Company with a revolving line of credit up to $3.0 million due in September 2020. The Company borrowed $3.0 million under the line of credit on September 27, 2019. The principal amount outstanding under the revolving line of credit bears interest at a floating per annum rate equal to the greater of (a) 0.5% above the Prime Rate and (b) 5.25%. Interest is payable monthly. The restructuring of the term loan was accounted for as an extinguishment. The loss on extinguishment was not material.
On April 28, 2020, the Company amended the 2017 Second Amended and Restated Agreement with the lender (the “2020 Amendment”) to increase the limit of the revolving line of credit from $3.0 million to $5.0 million and extend the maturity date of the revolving line to December 15, 2020. On December 22, 2020, the Company amended and extended the line of credit maturity date from December 15, 2020, through December 14, 2021. The interest rates for the term loan and the revolving line of credit were 5.25%. In July 2021, the Company repaid in full the Line of Credit of $3.0 million.
For the three months ended September 30, 2021 and 2020, the Company recorded less than $0.1 million and $0.1 million of interest expense under the 2019 Term Loan and the Line of Credit. For nine months ended September 30, 2021 and 2020, the Company recorded $0.2 million of interest expenses under the 2019 Term Loan and the Line of Credit. The Company repaid $1.9 million and $2.4 million of principal outstanding under the 2019 Term Loan during the three and nine months ended September 30, 2021. The 2015 Term Loan was fully repaid as of September 30, 2021.
2018 Term Loan—On April 20, 2018, the Company entered into a $10.0 million term loan agreement (the “2018 Agreement”) with a lender maturing on May 1, 2022. The loan was repayable in 48 monthly scheduled installments commencing on May 1, 2018. The Company was required to make interest-only payments for the first 12 months starting May 2018 and thereafter to make 36 equal installment payments through the maturity date of the loan. The interest rate was fixed at 11.5% per annum.
The Company accreted the final payment liability up to the redemption amount as part of the 2018 Agreement term loan balance and recognized interest expense over the term of the loan.
The Company incurred certain debt issuance costs in connection with the above loan agreements. Such cost was capitalized against the loan proceeds. The Company also issued warrants to purchase common stock in conjunction with the above loan agreements. The Company determined the fair value of the warrants using the Black-Scholes option-pricing model, which was recorded to additional paid-in capital and an adjustment against the loan proceeds. The debt issuance cost was capitalized and amortized as interest expense over the initial term of the agreement.
For the three months ended September 30, 2021 and 2020, the Company recorded $0.1 million and $0.2 million of interest expense, respectively, and repaid $3.9 million and $0.8 million of principal outstanding under the 2018 Agreement, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.3 million and $0.6 million of interest expense, respectively, and repaid $5.6 million and $2.4 million of principal outstanding under the 2018 Agreement, respectively. The amount repaid in the three and nine months ended September 30, 2021 included a $0.5

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million required final payment fee pursuant to the 2018 Agreement and $0.1 million prepayment fee as the Company fully repaid the 2018 Term Loan in July 2021. The Company recorded $0.1 million loss on the extinguishment for the three months ended September 30, 2021.
2020 Term Loan—On February 20, 2020, the Company entered into a $2.0 million term loan agreement (“2020 Term Loan”) with a lender. The loan was provided under two facilities: facility A was comprised of $1.0 million maturing in 36 months, and facility B was comprised of $1.0 million maturing in 30 months. On April 17, 2020, the Company borrowed $1.0 million from facility A, and on October 12, 2020 the Company borrowed the full $1.0 million from facility B. In addition to the principal payment, both loan facilities require a fixed monthly coupon payment. The aggregated annual coupon payment was $0.1 million. The principal was payable in 24 equal installments commencing on May 31, 2021 through April 30, 2023. The interest rate was fixed at 4.75% per annum.
The Company incurred certain debt issuance costs in connection with the above loan agreements. Such cost was capitalized against the loan proceeds. The Company also issued warrants to purchase common stock in conjunction with the above loan agreements. The Company determined the fair value of the warrants using the Black-Scholes option-pricing model, which is recorded to additional paid-in capital and an adjustment against the loan proceeds. The debt issuance costs were amortized as additional interest expense over the term of the agreement.
For the three months ended September 30, 2021 and 2020, the Company recorded less than $0.1 million of interest expense, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.2 million and less than $0.1 million of interest expense, respectively. The Company started repayment of principal in May 2021 and repaid $1.8 million and $2.0 million of principal outstanding during the three and nine months ended September 30, 2021. The Company fully repaid 2020 Term Loan and recorded $0.1 million loss on the 2018 Term Loan extinguishment for the three months ended September 30, 2021.
2020 Note—In April 2020, the Company entered into a Paycheck Protection Program Note (“PPP Note”) for $4.3 million pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”). The term of the PPP Note was two years with a maturity date in April 2022 and contained a fixed annual interest rate of 1.0%. Principal and interest were payable monthly and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company repaid in full the PPP Note in May 2020. The Company recorded less than $0.1 million of interest expense for the three months ended September 30, 2020.
The Company fully repaid all the above debt as of September 30, 2021. Debt obligations as of December 31, 2020, consisted of the following (in thousands):

December 31, 2020
Line of credit	$3,000
2019 term loan	2,417
2018 term loan	5,650
2020 term loan	2,000
Total debt	$13,067
Less: unamortized debt discount	(350)
Total debt, net of debt discount	12,717
Less: Current portion of long-term debt	(8,215)
Long-term debt	$4,502
8. COMMITMENTS AND CONTINGENCIES
Lease and Purchase Obligation—The Company leases offices under operating leases for its U.S. headquarters and international locations that expire at various dates through 2025. Under the lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.6 million, respectively. Rent expense for the nine months ended

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2021 and 2020, was $1.3 million and $1.9 million, respectively. In addition, the Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of September 30, 2021, future minimum operating lease payments and purchase obligations are as follows (in thousands):

	Operating Leases	Purchase Obligations	Total Lease and Purchase Obligations
Remainder of 2021	$318	$8,313	$8,631
2022	1,301	5,221	6,522
2023	1,339	165	1,504
2024	1,306	153	1,459
2025	207	—	207
Total	$4,471	$13,852	$18,323
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss and the Company has made an assessment of the probability of incurring any such losses and whether or not those losses are estimable. As of September 30, 2021 and December 31, 2020, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provided for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2021, there were no known events or circumstances that have resulted in a material indemnification liability.
9. CONVERTIBLE NOTES
The Company issued convertible notes between January 2020 and March 2020 to various investors amounting to $8.5 million (“2020 Notes”). The convertible notes carry an interest rate of 5.0% per annum. The notes mature in January 2022 and cannot be prepaid without written consent. As per the terms of the convertible note agreement, if a qualified financing, defined as a transaction or series of transactions by which the Company sells redeemable convertible preferred stock for aggregate gross proceeds of at least $10.0 million, occurs prior to the payment of the notes, then the notes plus accrued and unpaid interest shall automatically convert into shares of redeemable convertible preferred stock at a price paid by the other purchasers of the redeemable convertible preferred stock sold in the qualified financing discounted by 10.0% if converted prior to January 2021, and on or after January 2021 by 15.0%. If no qualified financing occurs on or prior to the maturity date, then the outstanding principal amount of these convertible notes and all accrued and unpaid interest shall be converted into Series D redeemable convertible preferred stock at a conversion price of $2.0181 per share. During April and June 2020, the Company completed the Series D redeemable convertible preferred stock financing and subsequently issued 21,708,519 shares of Series D redeemable convertible preferred stock at $2.0181 per share for total cash proceeds of $43.8 million. Accordingly, as this meets the qualified financing requirement, all of the convertible notes, including unpaid accrued interest of $8.6 million converted into 4,728,975 shares of Series D redeemable convertible preferred stock at $1.8163 per share in April 2020. The combined aggregate amount of the proceeds from the Series D redeemable convertible preferred stock financing and the converted notes was $52.4 million.
The 2020 Notes contain an embedded derivative. The fair value of the derivative was recorded as a liability with an offsetting amount recorded as a debt discount, and the debt discount is recorded against the carrying amount of the related convertible notes outstanding. The amortization of the debt discount was recorded as interest expense. The embedded derivative liability was re-valued to the current fair value at the end of each reporting period using the income-based approach. Upon conversion, the embedded derivative liability was re-valued at the conversion, and then the related fair

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
value amount was recorded to other (expense) income in the consolidated statements of operations and comprehensive income (loss) as part of loss on debt extinguishment. The fair value of the embedded derivative upon issuance was $1.0 million and was adjusted to $0.9 million upon conversion in April 2020. Interest expense was accreted on the convertible notes between issuance and conversion. Interest expense on the convertible notes that are included in interest expense are nil and $0.1 million for the three and nine months ended September 30, 2020.
10. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the Closing on July 22, 2021, all issued and outstanding shares of Legacy Matterport redeemable convertible preferred stock was cancelled and converted into the right to receive an aggregate 126,460,926 shares of Matterport Class A common stock. A total of $164.5 million redeemable convertible preferred stock was reclassified into common stock and additional paid-in capital on the condensed consolidated balance sheet.
As of December 31, 2020, the Company’s redeemable convertible preferred stock consisted of the following (in thousands, except per share data):

	December 31, 2020
Convertible preferred stock:	Original Issuance Price	Shares Authorized	Shares Issued and Outstanding	Shares of Common Stock if converted	Carrying Value	Aggregate Liquidation Preference	Dividend Rate
Series Seed redeemable	$0.3507	24,861	24,861	24,861	$7,350	$8,720	8.0%
Series A-1 redeemable	$0.4261	7,570	7,570	7,570	3,165	3,226	8.0%
Series B redeemable	$0.8194	19,527	19,527	20,957	15,905	16,000	8.0%
Series C redeemable	$1.7194	30,730	30,727	30,727	52,696	52,832	8.0%
Series D redeemable	$2.0181	42,717	42,294	42,294	85,052	$85,353	8.0%
		125,405	124,979	126,409	$164,168	$166,131
11. STOCKHOLDERS’ EQUITY
On July 22, 2021, the Company issued 72.5 million Matterport Class A common shares to public stockholders of Gores, Initial Stockholders of Class F Stock, and PIPE investors for an aggregate gross proceeds of $640.1 million. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of undewriting, legal and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately.
The Company has retroactively adjusted the shares issued and outstanding prior to July 22, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. Immediately prior to the Closing, 232.7 million shares were authorized to issue at $0.001 par value. Immediately following the Closing, 670 million share were authorized to issue at $0.0001 par value, including 640 million shares of common stock and 30 million shares of preferred stock. There were 242.0 million shares of common stock outstanding with a par value of $0.0001 upon the Closing. The holder of each share of common stock is entitled to one vote.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company had reserved shares of common stock for future issuance as of September 30, 2021 as follows (in thousands):

September 30, 2021
Common stock reserved for Earn-out	23,460
Public and private warrants to purchase common stock	11,350
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	46,861
Shares available for future grant under 2021 Employee Stock Purchase Plan	7,259
Shares available for future grant under 2021 Incentive Award Plan	24,196
Total shares of common stock reserved	113,126
Common Stock Warrants— The Company issued warrants to purchase common stock in connection with loan agreements entered from three lenders as disclosed below and in Note 7 “Debt”. Those warrants were considered equity at inception and were recorded to additional paid-in capital. The warrants have a contractual 10-year life from the issuance date.
All previously issued common stock warrants were fully vested and exercisable as of December 31, 2020.
In February 2021, the holders of all of the Company’s outstanding warrants entered into agreement with the Company to exercise their warrants contingent upon, and effective immediately prior to, the consummation of the First Merger. In the event of an acquisition in which the fair market value of one share is greater than the warrant exercise price as of the date of the acquisition, all outstanding and unexercised warrants shall automatically be deemed to be cashless exercised immediately prior to the consummation of the acquisition. In the event of an acquisition where the fair market value per share is less than the warrant exercise price in effect immediately prior to the acquisition, then warrants will expire immediately prior to the consummation of the acquisition. On July 22, 2021, all the common stock warrants were exercised. The Company issued 1.0 million shares of the Class A common stock to the holders of the common stock warrants upon the Closing.
As of December 31, 2020, the unamortized debt discount related to the above warrants were $0.2 million. The company fully amortized the remaining debt discount associated with the above warrants of $0.2 million during the three months ended September 30, 2021 upon the full repayment of the debt as discussed Note 7 “Debt”.
Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(79)	(94)	(173)
Balance at September 30, 2021	$56	$(94)	$(38)

	Foreign Currency Translation, Net of Tax	Unrealized Gains on Available-for-Sale Debt Securities, Net of Tax		Total
Balance at December 31, 2019	$36	$—		$36
Net unrealized loss	(20)	—		(20)
Balance at September 30, 2020	$16	$—	$—	$16

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. PUBLIC AND PRIVATE WARRANTS
Prior to the Closing, GHVI issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing.

Redemption of Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than of 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business day before we send the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. The warrants holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
Commencing 90 days after the Public Warrants become exercisable, we may redeem the outstanding Public Warrants, in whole and not in part, for a price equal to a number of shares of the Company’s Class A common stock to be determined based on a predefined rate based on the redemption date and the “fair market value” of the Company’s Class A common stock. The “fair market value” of our Class A common stock shall mean the average last reported sale price of our common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants upon a minimum of 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share on the trading day prior to the date on which we send the notice of redemption to the warrant holders.
The Private Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Merger. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
The Company filed a Registration Statement on Form S-1 on August 19, 2021 related to the issuance of an aggregate of up to 11,350,000 shares of Class A common stock issuable upon the exercise of the Warrants, which was declared effective by the SEC on August 26, 2021.
The following table summarizes the Public and Private Warrants activities during the three and nine months period ended September 30, 2021 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	6,900	4,450	11,350
Warrants Exercised	—	—	—
Outstanding as of September 30, 2021	6,900	4,450	11,350
The Public Warrants were classified Level 1 measurement as the Public Warrants had adequate trading volume to provide a reliable indication of value since the Closing Date. The Private Warrants were classified as Level 2 since the Closing Date. Both the Public Warrants and the Private Warrants were valued at $7.78 as of September 30, 2021. The fair value of the Private Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of warrant liabilities (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at Closing date on July 22, 2021	$38,984	$25,143	$64,127
Change in fair value	14,698	9,478	24,176
Fair value at September 30, 2021	$53,682	$34,621	$88,303
13. CONTINGENT EARN-OUT AWARDS
Legacy Matterport Stockholders and certain holders of Legacy Matterport Stock Options and RSUs are entitled to receive a number of Earn-out Shares comprising up to 23,460,000 shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3,910,000 Earn-out shares. The Earn-out shares are issuable if the daily volume weighted average price (based on such trading day) of one share of common stock exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50 for a period of at least 10 days out of 30 consecutive trading days during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”). The Earn-out shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
Any Earn-out Shares issuable to any holder of Matterport Stock Options and Matterport RSUs in respect of such Matterport Stock Options and Matterport RSUs shall be issued to such holder only if such holder continues to provide services to the Post-Combination Company through the date of the occurrence of the corresponding triggering event that causes such Earn-out Shares to become issuable. Any Earn-out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the other Legacy Matterport Stockholders and Legacy Matterport Stock Options and RSUs holders who remain entitled to receive Earn-out Shares in accordance with their respective Earn-out pro rata shares.
The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on monthly basis over the Earn-out Period using the most reliable information available to be issued include events that are not solely indexed to the common stock of the Company. Assumptions used in the valuation are described below:

	As of
	September 30, 2021	July 22, 2021
Current stock price	$18.91	$14.47
Expected term (in years)	5.3	5.5
Expected volatility	55.0%	51.5%
Risk-free interest rate	1.1%	0.8%
Expected dividend yield	0%	0%
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Matterport legacy Stockholders was accounted for as a liability because the Earn-out Triggering Events that determine the number of Earn-out Shares required. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 14. Stock Plan for more information.
The Company recognized $231.6 million contingent earn-out liability attributable to the Earn-out Shares to Matterport legacy Stockholders upon the Closing on July 22, 2021. The following table sets forth a summary of the changes in the estimated fair value of the earn-out liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2020	$—
Contingent earn-out liability recognized upon the closing of the Reverse Recapitalization	231,627
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	4,284
Change in fair value of earn-out liability	98,478
Balance at September 30, 2021	$334,389
14. STOCK PLAN
Amended and Restated 2011 Stock Incentive Plan—On June 17, 2011, the Company’s Board and stockholders approved the Matterport, Inc. 2011 Stock Incentive Plan, (the “2011 Stock Plan”), which allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), the issuance of restricted stock awards (“RSAs”), and the sale of stock to its employees, the Board, and consultants. As of December 31, 2020, the Company has granted primarily ISOs. The 2011 Stock Plan will expire in September 2021 (10 years from its adoption), unless terminated earlier.
On February 12, 2021, the Company amended and restated 2011 Stock Plan which allows the Company to grant restricted stock units (“RSUs”) and extended the terms of the plan until February 12, 2022, unless terminated earlier.
In connection with the Closing on July 22, 2021, as discussed in Note 3, the Company:
•approved the 2021 Incentive Award Plan (“2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the 2011 Plan and all outstanding awards thereunder, effective as of the Closing that further awards shall be granted under the 2021 Plan and the 2011 Plan shall be terminated. The 2021 Plan provides that the initial aggregate number of shares of common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs, shall equal 181.5 million shares of Class A common stock.
•approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the Closing, which is equivalent to 7.3 million shares of Class A common stock (the “Initial ESPP Reserve”), and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 36.9 million shares.
As of September 30, 2021, 67.8 million shares were authorized under the 2011 Stock Plan. Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Shares Available for Future Grant—The Company issues new shares upon a share option exercise or release. As of September 30, 2021, shares authorized and available for future grant under the Company’s 2021 Plan and 2021 ESPP are 24.2 million shares and 7.3 million shares, respectively. No shares are available for future grant under the 2011 Plan due to the termination of 2011 Plan.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for nine months ended September 30, 2021 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	49,206	$0.62	8.1	$245,565
Expired or canceled	(2,673)	0.70
Exercised	(3,402)	0.50		$33,210
Balance—September 30, 2021	43,131	$0.63	7.1	$788,467
Options vested and exercisable—September 30, 2021	27,493	$0.56	6.6	$504,540
As of September 30, 2021, unrecognized stock-based compensation expense related to unvested options was $4.4 million, which is expected to be amortized over a weighted-average vesting period of 2.1 years.
On April 1, 2021, the Company amended the performance condition of the 866,597 performance-based stock option (PSO) awards previously granted to a senior executive in March 2019. Originally, the PSO awards shall vest and become exercisable upon the consummation of the earlier of a change in control or an initial public offering (“IPO”), subject to certain share price targets. The vesting of the award also requires employment up to the consummation of the change in control or IPO. As a result of the modification, the PSO awards shall vest and become exercisable upon the closing of the Merger. Upon the closing as discussed in Note 13, the Company recognized $8.1 million stock-based compensation expenses related to the 866,597 performance-based options as they became fully vested and become exercisable.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the nine months ended September 30, 2021 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance-December 31, 2020	—	$—
Granted	4,070	9.55
Vested	(28)	9.29
Canceled or forfeited	(312)	9.20
Balance-September 30, 2021	3,730	$9.58

Share-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The PRSU awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Stock Plan. The performance based vesting condition was deemed satisfied upon the Closing. The Company recognized $6.1 million stock-based compensation expenses on the Closing Day for the portion of these RSUs for which the service-based vesting condition had been satisfied as the performance condition of the RSUs is met.

As of September 30, 2021, unrecognized compensation costs related to unvested RSUs and PRSUs were $3.6 million and $22.6 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expected to be recognized over a weighted-average period of 3.8 years and 1.9 years, respectively, excluding additional share-based compensation expense related to any future grants of share-based awards.
Earn-out Award Activities
As discussed in Note 13 “Contingent Earn-Out Liability”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are expected to be accounted as stock-based compensation expense as they are subject both a market condition and a service condition to the eligible employees.
The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the nine months ended September 30, 2021 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2020	—	$—
Granted	5,097	12.61
Forfeited	(337)	12.57
Balance - September 30, 2021	4,760	$12.62
As of September 30, 2021, unrecognized compensation cost related to Earn-out Awards was $46.7 million and is expected to be recognized over a weighted-average period of 0.8 years.
Employee Stock Options Valuation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach. No options were granted during the nine months ended September 30, 2021. The assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2020 were as follows:

Nine Months Ended September 30,
2020
Expected term	5.5 – 6.1 years
Expected volatility	38.5 – 44.9%
Risk-free interest rate	0.3 – 1.5%
Expected dividend yield	0%
Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted during the three and nine months ended September 30, 2021 were as follows:

Inception to September 30,
2021
Current stock price	$13.93 – $19.11
Expected term	5.3 – 5.5 years
Expected volatility	40.0% – 55.0%
Risk-free interest rate	0.8% – 1.1%
Expected dividend yield	0%
Stock-based Compensation— The company recognizes share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes share-based compensation expenses for awards with performance conditions on a straight-line basis over the requisite service period for

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
each separate vesting portion of the awards when it is probable that the performance condition will be achieved. The share-based compensation expenses of Earn-out awards are recognized on a straight-line basis over the derived services period during which the market conditions are expected to be met. Forfeitures are accounted for in the period in which they occur.
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of revenue	$978	$28	$1,040	$78
Research and development	6,695	164	6,929	485
Selling, general, and administrative	23,065	438	24,028	1,231
Stock-based compensation, net of amounts capitalized	30,738	630	31,997	1,794
Capitalized stock-based compensation	1,332	34	1,526	115
Total stock-based compensation	$32,070	$664	$33,523	$1,909
15. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax expense for the three and nine months ended September 30, 2021 and 2020 was primarily attributable to pre-tax foreign earnings. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of September 30, 2021, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets and no valuation allowance should be released in the current period.
16. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
As a result of the Reverse Recapitalization, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the exchange ratio of approximately 4.1193 used to determine the number of shares of common stock into which they converted. The common stock issued as a

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator :
Net income (loss) attributable to common stockholders	$(167,989)	$906	$(177,070)	$(10,892)
Less: undistributed earnings attributable to participating securities	—	(906)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$(167,989)	$—	$(177,070)	$(10,892)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	196,478	32,552	93,061	32,334
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.86)	$—	$(1.90)	$(0.34)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of September 30,
	2021	2020
Public warrants	6,900	—
Private warrants	4,450	—
Earn-out shares	23,460	—
Redeemable convertible preferred stock, all series	—	126,409
Warrants to purchase common stock	—	1,081
Common stock options outstanding	43,131	52,859
Unvested RSUs	3,730	—
Total potentially dilutive common stock equivalents	81,671	180,349
17. RELATED-PARTY TRANSACTIONS
From January 2020 to March 2020, Matterport issued convertible promissory notes in an aggregate principal amount of $8.5 million (“2020 Notes”) to investors, including (i) $400,000 aggregate principal amount to DCM VI, L.P., an affiliate of Jason Krikorian, a member of the Matterport board of directors, (ii) $2.0 million aggregate principal amount to Lux Co-Invest Opportunities, L.P., an affiliate of Peter Hébert, a member of the Matterport board of directors, and (iii) $1,000,000 aggregate principal amount to QUALCOMM Ventures LLC, an affiliate of Carlos Kokron, a member of the Matterport board of directors. The 2020 Notes accrued interest at a rate of 5% per annum. Refer to Note 9. Convertible Notes.
18. EMPLOYEE BENEFITS PLANS
The Company has a defined-contribution retirement and savings plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”) covering substantially all US employees. The 401(k) Plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company contracted with a

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
third-party provider to act as a custodian and trustee and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The company discontinued providing contributions in the 401(k) Plan match since May 1, 2020. For the nine months ended September 30, 2020, the company made $0.2 million of discretionary matching contribution.
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.2 million and $0.1 million matching contributions to the U.K. pension plan for the nine months ended September 30, 2021 and 2020. The match contributions for the three months ended September 30, 2021 and 2020 were less than $0.1 million.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere within this Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2020 and the related notes in the final prospectus and definitive proxy statement, dated August 27, 2021 (the “Proxy Statement/Prospectus”) and filed with the SEC. This discussion may contain forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Forward-Looking Statements” and other disclosures included in this Report. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or Matterport refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Overview
Matterport is leading the digitization and datafication of the built world. We believe the digital transformation of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
Since its founding in 2011, Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Our platform’s innovative software, spatial data-driven data science, and 3D capture technology have broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for many years. We believe the digitization and datafication of the built world will continue to unlock significant operational efficiencies and property values, and that Matterport is the platform to lead this enormous global transformation.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 6.2 million spaces under management as of September 30, 2021, we are continuing to penetrate the estimated $228 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
We believe the total addressable market for the digitization and datafication of the built world could expand beyond $1 trillion as our spatial data platform continues to grow, powered by the following:
•Bringing offline buildings online: Traditionally, our customers needed to conduct site visits in-person to understand and assess their buildings and spaces. With the AI-powered capabilities of Cortex, our proprietary AI software engine, the world’s building stock can move from offline to online and be accessible to our customers real-time and on demand from anywhere.
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 6.2 million spaces under management as of September 30, 2021, our spatial data library is the clearinghouse for information about the built world.
•Powered by AI and ML: Artificial intelligence (“AI”) and machine learning (“ML”) technologies effectively utilize spatial data to create a robust virtual experience that is dynamic, realistic, interactive, informative and permits multiple viewing angles. AI and ML also make costly cameras unnecessary for everyday scans—subscribers can now scan their spaces by simply tapping a button on their smartphones. As a result, Matterport is a device agnostic platform, helping us more rapidly scale and drive towards our mission of digitizing and indexing the built world.

Table of Content
We believe that Matterport has tremendous growth potential ahead. After securing market leading positions in a variety of geographies and vertical markets, we have demonstrated our repeatable value proposition and the ability of our sales growth model to scale. The magnitude of our total addressable market is so large that even with leading market share, we believe our penetration rates today are a small fraction of the opportunity for Matterport. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors, including: scaling the enterprise across industry verticals, expanding internationally, investing in R&D, and expanding partner integrations and third-party developer platforms.
BUSINESS IMPACT OF COVID-19
In April 2020, we implemented a workforce restructuring and reduced spending on certain development programs in order to preserve operating flexibility and working capital, given that the duration and impact of the coronavirus (“COVID-19”) pandemic on our industry was highly uncertain during that period. We also modified our business practices, including reducing employee travel, recommending that all non-essential personnel work from home, and cancelling or reducing physical participation in meetings, events and conferences. The COVID-19 pandemic did not adversely affect our revenue during the three and nine months ended September 30, 2021, and we have seen some signs of positive effects for our long-term business prospects as a result of the pandemic as businesses and consumers have increasingly adopted online technologies that allow them to manage their assets digitally and collaborate on tasks and projects via online platforms.
However, the future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic, impact on our customers and their spending habits, impact on our marketing efforts, effect on the growth of our customers’ businesses and their usage of our platform, and impact on our suppliers, all of which are uncertain and cannot be predicted with certainty. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our customers, and our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs. Delays, interruptions and disruptions in our supply chain have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products. It is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial position as well as those of our customers. For more information on our operations and risks related to the COVID-19 pandemic, please see the section titled “Risk Factors” in this Report.
The Merger
On July 22, 2021, we consummated the previously announced Merger, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as our wholly owned subsidiary. In connection with the consummation of the Merger, we changed our name to Matterport, Inc. On July 23, 2021, our Class A common stock and warrants began trading on the Nasdaq Global Market under the symbols “MTTR” and “MTTRW,” respectively.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Matterport in future reports of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. See Note 1 and Note 3, in Part I, Item 1. “Financial Statements” for additional detail about the Merger.

Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our Matterport Pro2 camera) and by providing services to customers

Table of Content
from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription and license revenue and maintaining modest growth in product and services revenue.
We serve customers of all sizes, at every stage of maturity, from individuals to large enterprises, and we see opportunities for growth across all of our customer segments. We are particularly focused on increasing sales efficiency and driving customer growth and recurring revenue growth from large enterprises.
Subscription Revenue
Our AI-powered spatial data platform creates high-fidelity and high-accuracy digital twins of physical spaces and generates valuable data analytics and insights for customers. We derive subscription revenue from the sale of subscription plans to subscribers of all sizes ranging from individuals to large enterprises.
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 57% and 46% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and 53% and 47% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for approximately less than 1% and 12% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and approximately 5% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Recently, we also have begun to offer capture devices manufactured by third parties. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third party capture devices will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 31% and 33% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and approximately 31% and 40% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we

Table of Content
derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. Services revenue accounted for approximately 12% and 9% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and approximately 11% and 9% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of September 30, 2021, we had approximately 6.2 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Nine Months Ended September 30,		Year ended December 31
	2021	2020	2020	2019
Spaces under management	6.2	3.8	4.3	2.3
Total Subscribers
We believe that our ability to increase the number of subscribers on our platform is an indicator of market penetration, the growth of our business and future revenue trends. For purposes of our business, a “subscriber” is an individual or entity that has signed up for a Matterport account during the applicable measurement period. We include both free and paid subscribers in our total subscriber count. We refer to a subscriber that has signed up for a free account and typically scans only one free space allocated to the account as a “free subscriber.” We refer to a subscriber that has signed up for one of our paid subscription levels and typically scans at least one space as a “paid subscriber.” Our paid subscribers typically enter into monthly subscriptions with us. We generally consider a single organization to be a single subscriber if the organization has entered into a discrete enterprise agreement with us, even if the organization includes multiple divisions, segments or subsidiaries that utilize our platform. If multiple individuals, divisions, segments or subsidiaries within an organization have each entered into a discrete subscription with us, we consider each individual account to be a separate subscriber.
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and nine ended September 30, 2021.

Table of Content
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Nine Months Ended September 30,		Year ended December 31
	2021	2020	2020	2019
Free subscribers	385.2	163.2	210.3	19.1
Paid subscribers	53.8	39.9	43.9	20.5
Total subscribers	439.0	203.1	254.2	39.6
Net Dollar Expansion Rate
We believe our ability to retain and grow the subscription revenue generated by our existing subscribers is an important measure of the health of our business and our future growth prospects. We track our performance in this area by measuring our net dollar expansion rate from the same set of customers across comparable periods. We calculate this metric on a quarterly basis by comparing the aggregate amount of subscription revenue attributable to a subscriber cohort for the most recent quarter divided by the amount of subscription revenue attributable to the same subscriber cohort for the same quarter in the previous fiscal year. Our calculation for the applicable quarter includes any subscriber in the cohort that upgrades or downgrades the subscriber’s respective subscription level or churns. Our net dollar expansion rate can fluctuate from quarter to quarter due to a number of factors, including, but not limited to, the number of subscribers that upgrade or downgrade their respective subscription levels or a higher or lower churn rate during any given quarter.

	Three Months Ended September 30,
	2021	2020
Net dollar expansion rate	114%	119%

NON-GAAP FINANCIAL MEASURES
In addition to our results of operations below, we report certain financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net income. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.

Non-GAAP Income (loss) from Operations
We calculate non-GAAP income (loss) from operations as GAAP income (loss) from operations excluding stock-based compensation expenses. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business. Additionally, this measure eliminates the effects of stock-based compensation, which we do not consider to be indicative of our overall operating performance.
The following table presents our non-GAAP income (loss) from operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP income (loss) from operations	$(44,356)	$1,263	$(52,488)	$(8,757)
Add back: stock based compensation expense, net	30,738	630	31,997	1,794
Non-GAAP income (loss) from operations	$(13,618)	$1,893	$(20,491)	$(6,963)

Free Cash Flow
We calculate free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized software and development costs. We believe this metric provides our management and investors with an important indicator of the ability of our business to generate additional cash from our business operations or our need to access additional sources of cash, in order to fund our operations and investments.

Table of Content
The following table presents our free cash flow for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(21,091)	$(7,140)
Less: purchases of property and equipment	536	20
Less: capitalized software and development costs	5,233	3,624
Free cash flow	$(26,860)	$(10,784)
FACTORS AFFECTING OUR PERFORMANCE
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors.”.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $228 trillion in total property value as of 2017, remains largely undigitized today, and we estimate that less than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of September 30, 2021, we had over 439,000 subscribers on our platform and approximately 6.2 million spaces under management, which we believe represents more than 100 times number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
Adoption of our Solutions by Enterprise Subscribers
We are pioneering the transformation of the built world from offline to online. We provide a complete, data-driven set of solutions for the digitization and datafication of the built world across a diverse set of use cases and industries. We take a largely offline global property market to the online world using a data-based approach, creating a digital experience for subscribers to interact with buildings and spaces and derive actionable insights. Our Cortex AI-driven engine and software platform uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twin models. Our machine learning algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. We provide enterprise subscribers with a comprehensive solution that includes all of the capture, design, build, promote, insure, inspect and manage functionality of our platform. We believe that our scale of data, superior capture technology, continued focus on innovation and considerable brand recognition will drive a continued adoption of our all-in-one platform by enterprise subscribers. We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. We will continue improving our proprietary spatial data library and AI-powered platform while increasing investments in direct sales and account-based marketing to enhance enterprise adoption of our solutions.

Table of Content

Retention and Expansion of Existing Subscribers
Our ability to increase revenue depends in part on retaining our existing subscribers and expanding their use of our platform. We offer an integrated, comprehensive set of solutions including spatial data capturing, digital twin creation, publication, vertical-market specific content, and property analytics. We have a variety of subscription plans to meet the needs of every subscriber, including free subscription plans and several standard paid subscription plans, and we are able to provide customized subscription plans tailored to the specific needs of large enterprises. As we seek to develop long-term subscriber relationships, our value proposition to subscribers is designed to serve the entirety of the property lifecycle, from design and build to maintenance and operations, promotion, insure, repair, restore, secure and finance. As a result, we believe we are uniquely positioned to grow our revenue with our existing subscribers as our platform helps them discover opportunities to drive short and long term returns on their property investments.
Given the all-in-one nature of our platform and its ease of use, we are also able to drive adoption of our solutions across various parts of an organization. For example, we started a long-term relationship with a large commercial real estate client when we were engaged to create digital twins for available office spaces for promotion and leasing. We were then able to expand the relationship by working with the subscriber’s construction team to redesign office spaces through integrating our digital twins with the construction team’s design software. Most recently, we signed a global agreement with the client’s real estate acquisition team to conduct due diligence of potential real property acquisitions.
As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 114% and 119% for the three months ended September 30, 2021 and 2020 demonstrates the stickiness and growth potential of our platform.
Scaling Across Various Industry Verticals
Matterport’s fundamental go-to-market model is built upon a subscription first approach. We have invested aggressively to unlock a scalable and cost-effective subscription flywheel for customer adoption. With our large spatial data library and pioneering AI-powered capabilities, we pride ourselves on our ability to deliver value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. Going forward, we will continue to improve our spatial data library and AI-powered platform to address the workflows of the industries we serve, while expanding our solutions and reaching new real estate segments. We also plan to increase investments in industry-specific sales and marketing initiatives to increase sales efficiency and drive subscriber and recurring revenue growth. While we expect that these investments will result in a considerable increase in our operating expenses, we expect operating margins to improve over the long term as we continue to scale and gain higher operating leverage.
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform, we expanded availability of our industry-leading Matterport Pro2 3D camera in United Kingdom, France, Italy and Spain in September 2021. Subscribers outside the United States accounted for more than 42% of our subscription revenues for three months ended September 30, 2021. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
To scale our international penetration, we plan to continue to increase our investment in sales and marketing efforts across the globe, including building up sales and marketing teams in North America, Europe, the Middle East and Africa, and the Asia Pacific region. With multiple sales attachment points and a global marketing effort, we believe that we can further penetrate enterprises and businesses worldwide through channel partnerships and direct sales. Such international expansion efforts will also involve additional investments in our market research teams to tailor platform solutions, subscription plans and pricing for each market. These international expansion activities may impact our near-term profitability as we lay the foundation for international growth. Nevertheless, we believe that customers around the world will derive value from the universal utility and flexibility of our spatial data platform which transforms how customers interact with their physical spaces in the modern age.

Table of Content
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have a robust pipeline of new product releases. For example, in May 2020, we launched Matterport for iPhone, which gave every recent iPhone owner the ability to capture and collaborate on 3D spaces and resulted in significant subscriber growth and digital twin creations. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Verisk’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach.
While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to assist construction teams with streamlining documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments captured by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party software applications.
We believe that our future growth and scale depend partially upon our ability to develop a strong ecosystem of partners and developers which can augment the value of our platform. Going forward, we plan to establish additional strategic partnerships with leading software providers through the Matterport Platform Partner Program, in which our industry partners and developers can build, develop, and integrate with our spatial data library. We will also invest in the Matterport Developer Program to enlarge our marketplace of value-added third-party applications built on top of the Matterport platform. We expect that monetization opportunities from partner integrations and the third-party developer marketplace will allow us to drive subscriber growth and develop a more loyal subscriber base, and the revenue derived from the marketplace will grow over time.
COMPONENTS OF RESULTS OF OPERATIONS
Revenue
Our revenue consists of subscription revenue, license revenue, services revenue and product revenue.
Subscription revenue—We provide our software as a service on our Matterport platform. Subscribers use our platform under different subscription levels based on the number of active scanned spaces. We typically bill our subscribers monthly in advance based on their subscription level and recognize revenue on a monthly basis based on the subscription level.
License revenue—We provide spatial data to customers in exchange for payment of a license fee. Under these license arrangements, customers take right to possession of the spatial data and pay a fee for an agreed scope of use.

Table of Content
Services revenue—Services revenue consist of capture services and add-on services. Capture services consist of professional services in which a Matterport-qualified third-party technician will provide on-site digital capture services for the customer. Under these arrangements, we will pay the third-party technician directly and bill the customer directly. Add-on services consist of additional software features that the customer can purchase. These services are typically provided by third parties under our direction and oversight and we pay the third party directly and bill the subscriber directly for the provisions of such services.
Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro2 Camera, and out-of-warranty repair fees. Customers place orders for the capture devices, and we fulfill the order and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the capture device. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro2 Camera owners to have a subscription when purchasing a Pro2 Camera. We will also repair Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
Cost of Revenue
Cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue, and cost of product revenue.
Cost of subscription revenue—Cost of subscription revenue consists primarily of costs associated with hosting and delivery services for our platform to support our subscribers and other users of our subscribers’ spatial data, along with our customer success operations. Cost of subscription revenue also includes amortization of internal-use software and stock-based compensation.
Cost of license revenue—Cost of license revenue consists primarily of costs associated with data curation and delivery costs associated with providing spatial data to customers.
Cost of services revenue—Cost of services revenue consists primarily of costs associated with capture services and costs for add-on features. Costs for capture services are primarily attributable to services rendered by third-party technicians that digitally capture spaces on behalf of the applicable customer, as well as administration and support costs associated with managing the program. Costs for add-on features are primarily attributable to services rendered by third-party contractors that develop the floor plans or other add-ons applications purchased by our subscribers as well as support costs associated with delivering the applications.
Cost of product revenue—Cost of product revenue consists primarily of costs associated with the manufacture of our Pro2 Camera, warranty and repair expenses relating to Pro2 Cameras and personnel-related expenses associated with manufacturing employees including salaries, benefits, bonuses, overhead and stock-based compensation. Cost of product revenue also includes depreciation of property and equipment, costs of acquiring third-party capture devices, and costs associated with shipping devices to customers.
Operating Expenses
Our operating expenses consist primarily of research and development expenses, selling, general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include overhead costs.
Research and development expenses—Research and development expenses consist primarily of personnel-related expenses associated with our research and development employees, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include third-party contractor or professional services fees, and software and subscription services dedicated for use by our research and development organization. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.

Table of Content
Selling, general and administrative expenses—Selling, general, and administrative expenses consist primarily of personnel-related expenses associated with our sales and marketing, finance, legal, information technology, human resources, facilities, and administrative employees, including salaries, benefits, bonuses, sales commissions, and stock-based compensation. We capitalize and amortize commissions associated with attracting new paid subscribers and services revenue equal to a period of three years, which is the estimated period for which we expect to benefit from the sales commissions. Selling, general and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services, and other corporate expenses. Following the closing of the Merger, we have incurred and expect to incur in the future additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our selling, general and administrative expenses will continue to increase in absolute dollars as our business grows.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and investments.
Interest Expense
Interest expense consists primarily of interest payments for our debt facilities. See “Liquidity and Capital Resources—Debt and Financing Arrangements”
Transaction costs expensed
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger.
Change in fair value of warrants liabilities
The Public and Private Warrants are subject to fair value remeasurement at each balance sheet date. Matterport expects to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding Public and Private warrants liabilities at the end of each reporting period or through the exercise of such warrants.
Change in fair value of contingent earn-out liability
The contingent obligation to issue Earn-out Shares to Matterport legacy Stockholders was accounted for as a liability because the Earn-out Triggering Events determine the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and are subject to remeasurement to fair value at each balance sheet date. Matterport expects to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability at the end of each reporting period.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We record income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
We record a valuation allowance to reduce our deferred tax assets and liabilities to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Table of Content
RESULTS OF OPERATIONS
The following table sets forth our results of operations for the periods presented based on our condensed consolidated statements of operations data (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	15,677	11,517	44,758	29,032
License	118	3,000	4,477	3,000
Services	3,292	2,341	8,860	5,498
Product	8,568	8,216	25,992	24,767
Total revenue	27,655	25,074	84,087	62,297
Costs of revenue:
Subscription	3,908	2,981	10,543	8,299
License	—	69	—	69
Services	2,460	1,730	6,785	4,270
Product	7,106	5,228	18,036	15,198
Total costs of revenue	13,474	10,008	35,364	27,836
Gross profit	14,181	15,066	48,723	34,461
Gross margin	51%	60%	58%	55%
Operating expenses:
Research and development	14,484	3,861	27,599	13,003
Selling, general, and administrative	44,053	9,942	73,612	30,215
Total operating expenses	58,537	13,803	101,211	43,218
Income (loss) from operations	(44,356)	1,263	(52,488)	(8,757)
Other income (expense):
Interest income	550	3	572	16
Interest expense	(91)	(339)	(676)	(1,197)
Transaction costs	(565)	—	(565)	—
Change in fair value of warrants liabilities	(24,176)	—	(24,176)	—
Change in fair value of contingent earn-out liability	(98,478)	—	(98,478)	—
Other expense, net	(839)	(4)	(1,186)	(903)
Total expense	(123,599)	(340)	(124,509)	(2,084)
Income (loss) before provision for income taxes	(167,955)	923	(176,997)	(10,841)
Provision for income taxes	34	17	73	51
Net income (loss)	$(167,989)	$906	$(177,070)	$(10,892)
Revenues
Our revenue consists of subscription revenue, license revenue, services revenue and product revenue. The increase in revenue is attributable to growth from all revenue streams. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.

Table of Content

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$15,677	$11,517	$4,160	36%	$44,758	$29,032	$15,726	54%
License	118	3,000	(2,882)	(96)%	4,477	3,000	1,477	49%
Services	3,292	2,341	951	41%	8,860	5,498	3,362	61%
Product	8,568	8,216	352	4%	25,992	24,767	1,225	5%
Total revenue	$27,655	$25,074	$2,581	10%	$84,087	$62,297	$21,790	35%
Subscription revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to higher volume of subscription plans from both new and existing subscribers. Of the $4.2 million and $15.7 million increase during the three and nine months ended September 30, 2021, approximately $3.0 million and $6.6 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $1.2 million and $9.1 million was attributable to additional sales to existing customers during that period.

License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue decreased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to not having large license transactions move to the revenue recognition phase during three months ended September 30, 2021. The increase in License revenue for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to onboarding of new license customers.
Services revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were primarily attributable to increased sales of capture services and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were primarily attributable to the growth in the number of capture devices shipped during the periods. Product revenue increases were primarily driven by growth in the sales of our Matterport Pro2 camera.
For further information related to the impact of COVID-19, please see “Business Impact of COVID-19.”
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$3,908	$2,981	$927	31%	$10,543	$8,299	2,244	27%
Cost of license revenue	—	69	(69)	(100)%	—	69	(69)	(100)%
Cost of services revenue	2,460	1,730	730	42%	6,785	4,270	2,515	59%
Cost of products revenue	7,106	5,228	1,878	36%	18,036	15,198	2,838	19%
Total cost of revenue	$13,474	$10,008	$3,466	35%	$35,364	$27,836	$7,528	27%

Cost of subscription revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided.

Table of Content
Cost of license revenue decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to no cost of licenses incurred during the three months ended September 30, 2021.
Cost of services revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to an increase in volume and cost related to capture services sold.
Cost of products revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to increased costs related to materials to support the higher demand for capture devices, as well as increased direct labor, and manufacturing overhead to support the increased volume of capture devices sold.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Gross profit	$14,181	$15,066	$48,723	$34,461
Gross margin	51%	60%	58%	55%

Gross profit and gross margin decreased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the composition of revenue and increased stock-based compensation expense. Gross profit and gross margin increased for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by the composition of revenue. Subscription and license revenue have had a positive effect on our total gross margin given their higher gross margins compared to the gross margins of product revenue.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$14,484	$3,861	$10,623	275%	$27,599	$13,003	$14,596	112%
Research and development expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were primarily attributable to increases in personnel-related costs, which grew $8.8 million for the three months ended September 30, 2021 compared to the same period in 2020, and grew $10.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was largely due to headcount growth and increased stock-based compensation expense. In addition, expenses increased in both periods included increased consulting services expense to support our business growth.
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$44,053	$9,942	$34,111	343%	$73,612	$30,215	$43,397	144%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2021 compared to the same period in 2020. The increases were primarily attributable to increases in personnel-related costs which grew $26.6 million for the three months ended September 30, 2021 compared to the same period in 2020, and grew by $30.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was largely due to headcount growth and increased stock-based compensation expense. In addition, the increased expenses for the three months ended September 30, 2021 included increased expenses in marketing

Table of Content
expenses. The increased expenses for nine months ended September 30, 2021 included increased expenses in consulting expenses to support our business growth and marketing expenses.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest income	$550	$3	$572	$16
Interest income increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were primarily attributable to interest earned on our cash equivalents and investments made during the three months ended September 30, 2021
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest expense	$(91)	$(339)	$(676)	$(1,197)
Interest expense decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to repayment of our outstanding debts during the three months ended September 30, 2021. As of September 30, 2021, we had no outstanding debts.
Transaction costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Transaction costs	$(565)	$—	$(565)	$—
During the three months ended September 30, 2021, we expensed $0.6 million of transaction costs in relation to the consummation of the Merger.
Change in Fair Value of Warrants Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Change in fair value of warrants liabilities	$(24,176)	$—	$(24,176)	$—
We recognized a change in fair value of warrants liabilities of $24.2 million during the three and nine months ended September 30, 2021 due to the increase in the fair value of our outstanding Public and Private Warrants since the Closing of the Merger.

Change in Fair Value of Contingent Earn-out Liability

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$(98,478)	$—	$(98,478)	$—
We recognized a change in fair value of contingent earn-out liability of $98.5 million for the three and nine months ended September 30, 2021, primarily due to the increase in the fair value of the Company common stock since the Closing the Merger.
Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Other expense, net	$(839)	$(4)	$(1,186)	$(903)
Other expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily due to amortization of investment premium, loss on debt extinguishment, and unfavorable changes in foreign exchange rates. The increase for the nine months ended September 30, 2021 was primarily due to amortization of investment premium.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Provision for income taxes	$34	$17	$73	$51
The provision for income taxes did not significantly fluctuate year over year. For the three and nine months ended September 30, 2021, our provision for income taxes reflects an effective tax rate of (0.02)% and (0.04)%, respectively. Our provision for income taxes for the three and nine months ended September 30, 2020 reflects an effective tax rate of 1.84% and (0.47)%, respectively. The difference was due primarily to the tax benefit of pre-tax book income (losses) offset by a valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of September 30, 2021, we had cash, cash equivalents, restricted cash and investments of approximately $614.4 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity and the proceeds from the Merger.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$148,853	$51,850
Restricted cash	468	400
Investments	465,068	—
Total cash, cash equivalents, and investments	$614,389	$52,250

Table of Content
We believe our existing cash resources are sufficient to support planned operations for the next 12 months. We completed the Merger and PIPE Financing on July 22, 2021, pursuant to which we received net proceeds of $612.9 million. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. Our future capital requirements will depend on many factors, including increase in our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. As a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months.
Debt and Financing Arrangements
Debt consists of our 2019 Term Loan, our 2018 Term Loan, our 2020 Term Loan, and our line of credit. During the three months ended September 30, 2021, the Company repaid in full the 2019 Term Loan of $1.9 million, the Line of Credit of $3.0 million, the 2018 Term Loan of $3.9 million including $0.5 million of final payment fee and $0.1 million interest and prepayment fee, and the 2020 Term Loan of $1.8 million. As of September 30, 2021, there were no amounts outstanding under our term loans or line of credit.
2019 Term Loan
The 2019 term loan is secured by certain assets and has customary negative and affirmative covenants. The loan has a maturity date of May 1, 2023 and bears interest rate at a floating per annum rate equal to the greater of (a) the Prime Rate + 1% and (b) 5.25%. The 2019 Term loan was fully repaid in July 2021.
Line of Credit
Our line of credit with third-party lender is secured by our accounts receivable and has customary negative and affirmative covenants. The loan has a maturity date of December 14, 2021 and bears interest at a floating per annum rate of equal to the greater of (a) the Prime Rate + 0.5% and (b) 5.25%. The Line of Credit was fully repaid in July 2021.
2018 Term Loan
The 2018 term loan is repayable in 48 monthly scheduled installments commencing on May 1, 2018. We are required to make interest-only payments for the first 12 months starting May 2018 and thereafter to make 36 equal installment payments through the maturity date of the loan. The loan is secured by certain assets and has customary negative and affirmative covenants. The loan has a maturity date of May 1, 2022 and bears interest at a fixed per annum rate of 11.5%. The 2018 Term loan was fully repaid in July 2021.
2020 Term Loan
The 2020 term loan is provided under two facilities; facility A is comprised of $1.0 million maturing in 36 months, and facility B is comprised of $1.0 million maturing in 30 months. Principal is payable in 24 equal installments commencing on May 31, 2021 through April 30, 2023. The loan is secured by a letter of credit and has customary negative and affirmative covenants. The facility term loan has a maturity date of April 30, 2023 and bears interest at a fixed per annum rate of 4.75%. The 2020 Term loan was fully repaid in August 2021.
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates from the remainder of 2021 through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of September 30, 2021, our 12-month lease obligations (through September 30, 2022) totaled approximately $1.6 million, or approximately $4.5 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of September 30, 2021 totaled approximately $13.9 million and are due throughout through the year ending December 31, 2024.

Table of Content
Cash Flows

The following table set forth a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	(21,091)	(7,140)
Investing activities	(473,235)	(3,644)
Financing activities	591,670	49,590
Net Cash Used in Operating Activities
Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2021. This amount primarily consisted of a net loss of $177.1 million, offset by non-cash charges of $160.7 million, and a change in net operating assets and liabilities of $4.8 million. The non-cash charges primarily consisted of $4.1 million of depreciation and amortization expense, $32.0 million of stock-based compensation expense, $24.2 million of change in fair value of warrants liabilities, $98.5 million of change in fair value of contingent earn-out liability, $0.5 million increase of allowance for doubtful accounts and $0.6 million of transaction costs related to reverse recapitalization. Changes in net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable, prepaid expenses and other assets, and inventories.
Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2020. This amount primarily consisted of a net loss of $10.9 million, offset by non-cash charges of $7.1 million, and an increase in net operating assets and liabilities of $3.3 million. The non-cash charges primarily consisted of $3.5 million of depreciation and amortization expense, $1.8 million of stock-based compensation expense, $1.0 million of loss on extinguishment of loan and convertible note, $0.6 million increase of allowance for doubtful accounts, and $0.2 million amortization of debt discount and debt issuance costs. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue and accruals and other liabilities, which was partially offset by an increase in account receivable, prepaid and other assets, and inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities was $473.2 million for the nine months ended September 30, 2021. This amount primarily consisted of investments in available-for-sale securities of $466.5 million, capitalized software and development costs of $5.2 million, an investment in convertible notes receivable of $1.0 million and purchases of property and equipment of $0.5 million.
Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2020. This amount primarily consisted of capitalized software and development costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $591.7 million for the nine months ended September 30, 2021. This amount primarily consisted of $612.9 million proceeds from reverse recapitalization and PIPE financing, net, $1.7 million proceeds from exercise of stock options, partially offset by $9.8 million payment of transaction costs related to reverse recapitalization and repayment of debt of $13.1 million.
Net cash provided by financing activities was $49.6 million for the nine months ended September 30, 2020. This amount primarily consisted of proceeds from issuance of redeemable convertible preferred stock, net, of $43.7 million, proceeds from issuance of convertible notes of $8.5 million, proceeds from external loans of $5.2 million, partially offset by repayment of debt of $7.0 million.

Table of Content
Off-Balance Sheet Arrangements
As of the balance sheet date of September 30, 2021, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in  non-convertible debt in the prior three-year period or (iv) December 31, 2025, and the Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2.—Summary of Significant Accounting Policies of our audited consolidated financial statements included in this Report.
Revenue
Effective January 1, 2019, our revenue recognition policy is a critical policy due to the adoption of the guidance from ASC 606, Revenue from Contracts with Customers, and because of the variety of revenue generating transactions. We determine the amount of revenue to be recognized through the application of the following steps: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.
We identify performance obligations in our contracts with customers, which primarily include subscription, license, services and products. The transaction price is determined based on the amount which we expect to be entitled to in exchange for providing the promised goods and services to our customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. In certain transactions the transaction price is considered variable and an estimate of the constrained transaction price is recorded by us. Changes in variable consideration may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.
Contract payment terms vary, and are generally net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to

Table of Content
which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.
Stock-Based Compensation
We measure and record the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation. For stock-based awards with performance conditions, we record compensation expense when it is deemed probable that the performance condition will be met. We account for forfeitures as they occur. We selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.
We calculated the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility—We estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
Expected Term—The expected term of the Matterport’s options represents the period that the stock-based awards are expected to be outstanding.
We have elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior.
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available on US Treasury zero coupon issues with a term that is equal to the options’ expected term at the grant date.
Dividend Yield —We have never declared or paid dividends and do not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Refer to Note 14—Stock Plan, to our unaudited interim condensed consolidated financial statements included elsewhere in this Report for details regarding our share-based compensation plans.
Common Stock Valuation
Prior to the Closing date, in the absence of a public trading market for our common stock, on each grant date, the fair value of our common stock had historically been determined by our board of directors with inputs from management, taking into account our most recent valuations from an independent third-party valuation specialist . Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used to determine the estimated fair value of our common stock were based on numerous objective and subjective factors, combined with management’s judgment, including:
•relevant precedent transactions involving our capital stock;
•external market conditions affecting the industry and trends within the industry;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our financial condition and operating results, including our levels of available capital resources;
•the progress of our research and development efforts, our stage of development and business strategy;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our given prevailing market conditions;

Table of Content
•the history and nature of our business, industry trends and competitive environment;
•the lack of marketability of our common stock;
•recent secondary stock sales and tender offers;
•equity market conditions affecting comparable public companies; and
•general U.S. and global market conditions.
In determining the fair value of our common stock, we established the enterprise value of our business using the market approach. Under the market approach, a group of guideline publicly traded companies with similar financial and operating characteristics to Matterport are selected, and valuation multiples based on the guideline public companies’ financial information and market data are calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our historical and forecasted revenue results.
In allocating the equity value of our business among the various classes of equity securities prior to December 2020, we used the option pricing model (“OPM”) method, which models each class of equity securities as a call option with a unique claim on our assets. The OPM treats our common stock and redeemable convertible preferred stock as call options on an equity value with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our redeemable convertible preferred stock is liquidated. The exclusive reliance on the OPM until December 2020 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.
Since December 2020, we used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Matterport, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. We considered two different scenarios: (a) a transaction with a SPAC, (b) remaining a private company. Under the hybrid method, we used the OPM, the if-converted method, and the liquidation method to allocate the equity value of our business among the various classes of stock. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into shares of common stock based upon their conversion terms and differences in the rights and preferences of the share of redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock. A DLOM was meant to account for the lack of marketability of a stock that was not publicly traded. In making the final determination of common stock value, consideration was also given to recent sales of common stock.
Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Warrants Liability
The Company assumed publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) upon the Closing. The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of

Table of Content
issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.
Earn-out Arrangement
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock options and restricted share units (RSUs) holders are entitled to receive an aggregate of 23,460,000 shares of the Company’s Class A common shares (“Earn-out Shares”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 11).
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the condensed consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded a component of other expense, net in the condensed consolidated statements of operations and comprehensive loss.
Earn-out Shares issuable to certain holders of Legacy Matterport stock options and RSUs in respect of such stock options and RSUs (the “Earn-out Awards”) are subject to forfeiture and are accounted for in accordance with ASC 718. The Company measures and recognizes stock-compensation expense based on the fair value of the Earn-out Awards over the derived service period for each tranche. Forfeitures are accounted for as they occur.
Upon the forfeiture of Earn-out Shares issuable to any eligible holder of Legacy Matterport stock options and RSUs, the forfeited Earn-out awards are subject to reallocation and grant on a pro rata basis to the remaining eligible Legacy Matterport stockholders and stock options and RSUs holders. The reallocated issuable shares to Legacy Matterport common stockholders are recognized as contingent earn-out liability, and the reallocated issuable shares to Legacy Matterport stock options and RSUs holders are recognized as share-based compensation over the remaining derived service period based on the fair value on the date of the reallocation.
Upon Closing, the estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 6 “Fair Value Measurement” and Note 13 “Contingent Earn-Out Liability” for additional information.
If the applicable triggering event is achieved for a tranche, the Company will account for the Earn-out Shares for such tranche as issued and outstanding common stock. As of September 30, 2021, the Earn-out triggering events have not yet been achieved, the Earn-out Shares are contingently issuable and not reflected in the condensed consolidated financial statements.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies in Part I, Item 1 of this Report.

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Material weaknesses in internal control over financial reporting
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

•Matterport did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.

•Matterport did not effectively design and maintain controls over the period-end financial reporting process, to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries, account reconciliations and accounting for significant, or unusual transactions. This material weakness resulted in material audit adjustments to debt and derivatives, and immaterial audit adjustments to property and equipment, prepaid expenses, depreciation expense and SG&A expenses in the consolidated financial statements for the years ended December 31, 2020 and 2019.

•Matterport did not effectively design and maintain controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to Matterport’s consolidated financial statements; however, when aggregated, these deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports). Ineffective IT dependent controls could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented

Table of Content
or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Additionally, each of these material weaknesses could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to Matterport’s annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
We have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. These remediation measures are ongoing and include the following:
•we hired and continued to hire additional accounting and finance resources with public company experience, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
•we designed and implemented controls to formalize roles and review responsibilities to align the team’s skills and experience, including segregation of duties considerations;
•we engaged a third-party IT consulting firm to assist in designing and implementing IT general controls, including controls over change management, program development approvals and testing, the review and update of user access rights and privileges and appropriate segregation of duties; and
•we are in the process of implementing comprehensive access control protocols for our enterprise resource planning environment to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, establishing additional controls to verify transactions are properly classified in the financial statements.

The elements of our remediation plan can only be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving its objectives. We cannot guarantee that these initiatives will ultimately have the intended effects. While we have implemented a variety of steps to remediate these weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30 ,2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.
We do not currently believe any pending or threatened legal proceedings will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our business, financial condition or operating results in any future reporting periods.
Item 1A. Risk Factors
As a result of the closing of the Merger on July 22, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 no longer apply. For a discussion of risks and uncertainties relating to our business following the Merger, please refer to the sections titled “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on August 19, 2021. There have been no material changes to the risk factors disclosed therein.
Item 2. Use of Proceeds
During the three months ended September 30, 2021, the registrant issued an aggregate of 632,500 shares of Class
A common stock upon the exercise of stock options to employees and non-employees for aggregate consideration of approximately $0.4 million. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.
IPO
On December 15, 2020, we consummated our IPO, generating total gross proceeds of $345 million, inclusive of units sold to the underwriters in connection with the exercise of their over-allotment option in full. Our registration statement on Form S-1 (File No. 333-249312) was declared effective by the SEC on December 10, 2020. Prior to the closing of the IPO Closing Date, we completed the private sale of an aggregate of 4,450,000 units of private placement warrants to Gores Holdings VI Sponsor, LLC (our “Sponsor”) at a price of $2.00 per private placement warrants, generating total proceeds, before expenses, of $8.9 million.
Sales of the private placement warrants by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our IPO and the sale of the private placement warrants were $346.1 million, of which $345.0 million (or $10.00 per share sold in the IPO) was placed in a trust account in the United States maintained by the trustee.
Through September 30, 2021, we incurred approximately $7.8 million for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer $12.1 million in underwriting commissions, which amount was paid payable upon consummation of our Merger.
Prior to the Merger, holders of 93,917 shares of the our Class A common stock sold in our IPO exercised their right to redeem those shares for cash at a price of approximately $10.0009 per share, for an aggregate of approximately $939,258.84. The per share redemption price of approximately $10.0009 for public stockholders electing redemption was paid out of the trust account, which after taking into account the redemptions, had a balance immediately prior to the closing of the Merger of approximately $344,093,377.44. In connection with the Merger, the outstanding balance of the trust account was distributed to us.

As of September 30, 2021, after giving effect to the IPO, the Merger and our operations subsequent thereto, we had approximately $613.9 of unrestricted cash and cash equivalents, and investment available to us for general corporate purposes.

Table of Content
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits and Financial Statement Schedules.
The financial statements filed as part of this registration statement are listed in the index to the financial statements immediately preceding such financial statements, which index to the financial statements is incorporated herein by reference.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on October 5, 2020).

4.3
Warrant Agreement, dated December 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

4.4
Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.1
Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.2†
Matterport, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.3†
Matterport, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.4†
Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

Table of Content

10.5†
Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.3(c) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.6†
Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).

10.7†
Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-4, filed with the Securities and Exchange Commission on April 6, 2021).

10.8†
Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-4, filed with the Securities and Exchange Commission on April 6, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Quarterly Report on Form 10-Q of Matterport, Inc. for the quarter ended September 30, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Operations and Comprehensive Loss, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________
*    Filed herewith
† Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTERPORT, INC.

Date: November 10, 2021	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)