Form 10-K
period 2021-12-31
Matterport, Inc./DE
filed 2022-03-18
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

352 East Java Drive,
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Gores Holdings VI, Inc. (“GHVI”), our predecessor, on June 30, 2021, based on the closing price of $16.21 for shares of GHVI Class A common stock, was approximately $699.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of GHVI’s common stock have been excluded in that such persons may be deemed to be affiliates of GHVI.
The number of shares registrant’s common stock outstanding as of March 11, 2022 was 280,814,312.

BASIS OF PRESENTATION
On July 22, 2021, we consummated the merger (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 7, 2021, by and among Matterport, Inc. (formerly known as Gores Holdings VI, Inc.) (the “Company”), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Mergers”). Upon the closing of the Merger, we changed our name from Gores Holdings VI, Inc. to Matterport, Inc.
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “Matterport,” the “Company,” “we,” “us,” and “our,” and similar terms refer to Matterport, Inc. and its wholly owned subsidiaries following the consummation of the Merger and to Legacy Matterport prior to the consummation of the Merger. References to “GHVI” refer to Gores Holdings VI, Inc. prior to the consummation of the Merger.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast”, “future”, “intend,” “may,” “might”, “opportunity”, “plan,” “possible”, “potential,” “predict,” “project,” “should,” “strategy”, “strive”, “target,” “will,” or “would”, including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
•our public securities’ potential liquidity and trading;
•our ability to raise financing in the future;
•our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to remediate our material weaknesses;
•factors relating to our business, operations and financial performance, including:
◦the impact of the ongoing COVID-19 public health emergency or other infectious diseases, health epidemics and pandemics;
◦our ability to maintain an effective system of internal controls over financial reporting;
◦our ability to grow market share in our existing markets or any new markets we may enter;
◦our ability to respond to general economic conditions;
◦our ability to manage our growth effectively;
◦our ability to achieve and maintain profitability in the future;
◦our ability to access sources of capital;
◦our ability to maintain and enhance our products and brand, and to attract customers;
◦our ability to manage, develop and refine our technology platform;
◦the success of our strategic relationships with third parties;
◦our history of losses and whether we will continue to incur continuing losses for the foreseeable future;
◦our ability to protect and enforce our intellectual property rights;
◦our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
◦our ability to attract and retain new subscribers;

◦the size of the total addressable market for our products and services;
◦the continued adoption of spatial data;
◦any inability to complete acquisitions and integrate acquired businesses;
◦general economic uncertainty and the effect of general economic conditions in our industry;
◦environmental uncertainties and risks related to adverse weather conditions and natural disasters;
◦the volatility of the market price and liquidity of our Class A common stock, par value $0.0001 per share (“Common Stock”) and other securities;
◦the increasingly competitive environment in which we operate; and
◦other factors detailed under the section entitled “Risk Factors” in this Annual Report on Form 10-K.
Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
While these forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could cause the Company’s future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see Part I. Item 1A “Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company (or to third parties making the forward-looking statements).

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock and result in a loss of all or a portion of your investment:
•If we fail to manage growth effectively, our business, operating results and financial condition would be adversely affected.
•If the assumptions, analyses or estimates used for our forecasts and projections prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.
•We have a history of losses and expect to incur significant expenses and continuing losses at least for the near term.
•Certain of our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•We currently face competition from a number of companies and expect to face significant competition in the future as the market for spatial data develops.
•Global economic conditions and instability related to COVID-19 may adversely affect our business if existing and prospective clients reduce or postpone discretionary spending significantly.
•We may not be able to obtain sufficient components to meet our needs, or obtain such materials on favorable terms or at all, which could impair our ability to fulfill orders or increase our costs of production.
•If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, our ability to compete and successfully grow our business would be adversely affected.
•An earthquake, wildfire or other natural disaster or resource shortage, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations.
•If we fail to retain current subscribers or add new subscribers, our business would be seriously harmed.
•We may be unable to build and maintain successful relationships with our strategic alliances and reseller partners, which could adversely affect our business, financial condition, results of operations and growth prospects.
•Potential future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate. Such projects may adversely affect our financial condition and results of operations.
•We may need to raise additional funds to finance our operations and these funds may not be available when needed.
•We expect to incur research and development costs in developing new products, which could significantly reduce our profitability and may never result in revenue.
•If we are unable to remediate identified material weaknesses or if additional material weaknesses are identified, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business.
•We are currently involved in litigation with one of our stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
•We may from time to time be involved in other lawsuits and litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
•We cannot predict the duration or ultimate resolution of the investigation by the Division of Enforcement of the SEC, and cooperating with the request may require significant management time and resources, which could have an adverse effect on our business and financial position.
•We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.

•Failure to comply with laws and regulations regarding data privacy and security matters could have a material adverse effect on our reputation, results of operations or financial condition.
•Our products are highly technical and may contain undetected software bugs or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.
•Our products contain third-party open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to deliver our platform or subject us to litigation or other actions.
•Our future growth and success are dependent upon the continuing rapid adoption of spatial data.
•Any delays in development of new services, products and service/product innovations could adversely affect market adoption of our products and services and could adversely affect our business and financial results.
•We may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and adversely affect our business.
•Our business may be adversely affected if we are unable to protect our spatial data technology and intellectual property from unauthorized use by third parties.
•Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
•Our tax rates may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities and we may be subject to future changes in tax law, the impacts of which could adversely affect our after-tax profitability and financial results.
•Our ability to use our net operating loss carryforward and certain other tax attributes may be limited.
•We are an “emerging growth company” and a “smaller reporting company,”which could make our common stock less attractive to investors and may make it more difficult to compare performance with other public companies.
•We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
•Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.
•Provisions in the Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes and may discourage stockholders from bringing such claims.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
•The warrants and Earn-out shares to legacy Matterport stockholders are recorded at fair value upon issuance/grant with changes in fair value reported in our earnings, which could have an adverse effect on the market price of our common stock and/or an adverse effect on our financial results.
•Our financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
•We do not intend to pay cash dividends for the foreseeable future.
•Our quarterly operating results may fluctuate significantly and could fall below the expectations due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
•The market price and trading volume of our common stock may be volatile and could decline significantly.
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.
•Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.

Part I
Item 1. Business
Our Company
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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. According to International Data Corporation, or IDC, approximately 65% of global GDP will be digitized by 2022 and over $6.8 trillion of direct investments will be made on digital transformation from 2020 to 2023. With this secular shift, there is also growing demand for the built world to transition from physical to digital. Nevertheless, the vast majority of buildings and spaces remain offline and undigitized. The global building stock, estimated by Savills to be $228 trillion in total property value as of 2017, remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation.
Matterport was among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. In the past, technology advanced physical road maps to the data-rich, digital maps and location services we all rely on today. Matterport now digitizes buildings, creating a data-rich environment to vastly increase our understanding and the full potential of each and every space we capture. Just as we can instantly, at the touch of a button, learn the fastest route from one city to another or locate the nearest coffee shops, Matterport’s spatial data for buildings unlocks a rich set of insights and learnings about properties and spaces worldwide. In addition, just as the geo-spatial mapping platforms of today have opened their mapping data to industry to create new business models such as ridesharing, e-commerce, food delivery marketplaces, and even short-term rental and home sharing, open access to Matterport’s structured spatial data is enabling new opportunities and business models for hospitality, facilities management, insurance, construction, real estate and retail, among others.
We believe the total addressable market opportunity for digitizing the built world is over $240 billion, and could be as high as $1 trillion as the market matures at scale. This is based on our analysis, modeling and understanding of the global building stock of over 4 billion properties and 20 billion spaces in the world today. With the help of artificial intelligence (“AI”), machine learning (“ML”) and deep learning (“DL”) technologies, we believe that, with the additional monetization opportunities from powerful spatial data-driven property insights and analytics, the total addressable market for the digitization and datafication of the built world will reach more than $1 trillion.
Our spatial data platform delivers value across a diverse set of industries and use cases. Large retailers can manage thousands of store locations remotely, real estate agencies can provide virtual open houses for hundreds of properties and thousands of visitors at the same time, property developers can monitor the entirety of the construction process with greater detail and speed, and insurance companies can more precisely document and evaluate claims and underwriting assessments with efficiency and precision. Matterport delivers the critical digital experience, tools and information that matter to our subscribers about properties of virtually any size, shape, and location worldwide.
For nearly a decade, we have been growing our spatial data platform and expanding our capabilities in order to create the most detailed, accurate, and data-rich digital twins available. Moreover, our 3D reconstruction process is fully automated, allowing our solution to scale with equal precision to millions of buildings and spaces of any type, shape, and size in the world. The universal applicability of our service provides Matterport significant scale and reach across diverse verticals and any geography. By December 31, 2021, our subscriber base had grown to over 503,000 subscribers, with our digital twins reaching more than 170 countries. We have digitized more than 20 billion square feet of space across multiple industries, representing significant scale and growth over the rest of the market.

As we continue to transform buildings into data worldwide, we are extending our spatial data platform to further transform property planning, development, management and intelligence for our subscribers across industries to become the de facto building and business intelligence engine for the built world. We believe the demand for spatial data and resulting insights for enterprises, businesses and institutions across industries, including real estate, architecture, engineering and construction (“AEC”), retail, insurance and government, will continue to grow rapidly.
We believe digitization and datafication represent a tremendous greenfield opportunity for growth across this massive category and asset class. From the early stages of design and development to marketing, operations, insurance and building repair and maintenance, our platform’s software and technology provide subscribers critical tools and insights to drive cost savings, increase revenues and optimally manage their buildings and spaces. We believe that hundreds of billions of dollars in unrealized utilization and operating efficiencies in the built world can be unlocked through the power of our spatial data platform. Our platform and data solutions have universal applicability across industries and building categories, giving Matterport a significant advantage as we can address the entirety of this large market opportunity and increase the value of what we believe to be the largest asset class in the world.
With a demonstrated track record of delivering value to our subscribers, our offerings include software subscription, data licensing, services and product hardware. As of December 31, 2021, our subscriber base included over 20% of Fortune 1000 companies, with less than 10% of our total revenue generated from our top 10 subscribers. We expect more than 80% of our revenue to come from our software subscription and data license solutions by 2025. Our innovative 3D capture product, the Pro2 Camera, has played an integral part in shaping the 3D building and property visualization ecosystem. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex, our proprietary AI software engine, to become the pioneering engine for digital twin creation. With this data advantage initially spurred by the Pro2 Camera, we have developed a capture device agnostic platform that scales and can generate new building and property insights for our subscribers across industries and geographies.
We have recently experienced rapid growth. Our subscribers have grown approximately 36-fold from December 31, 2018 to December 31, 2021. Our revenue increased from approximately $85.9 million for the year ended December 31, 2020 to approximately $111.2 million for the year ended December 31, 2021, representing approximately 29% year-over-year growth. Our gross profit increased by $12.0 million or 25%, to $60.0 million for the year ended December 31, 2021, from $47.9 million for the year ended December 31, 2020. Our ability to retain and grow the subscription revenue generated by our existing subscribers is an important measure of the health of our business and our future growth prospects. We track our performance in this area by measuring our net dollar expansion rate from the same set of customers across comparable periods. Our net dollar expansion rate of 110% for the three months ended December 31, 2021 demonstrates the stickiness and growth potential of our platform.
Our Industry and Market Opportunity
Today, the vast majority of buildings and spaces remain undigitized. We estimate our current serviceable addressable market includes approximately 1.3 billion spaces worldwide, primarily from the real estate and travel and hospitality sectors. With approximately 6.7 million spaces under management as of December 31, 2021, we are continuing to penetrate the global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than 4 billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of our scaled 3D capture solution that we have developed for diverse industries and markets over the past decade.
Our Spatial Data Platform
Overview
Our technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to previously unavailable building information and insights.
As a first mover in this massive market for nearly a decade, we have developed and scaled our industry-leading 3D reconstruction technology powered by Cortex, our proprietary AI-driven software engine that uses machine learning to recreate a photorealistic, 3D virtual representation of an entire building structure, including contents, equipment and furnishings. The finished product is a detailed and dynamic replication of the physical space that can be explored, analyzed and customized from a web browser on any device, including smartphones. The power to manage even large-scale commercial buildings is in the palm of each subscriber’s hands, made possible by our advanced technology and breakthrough innovations across our entire spatial data technology stack.
Key elements of our spatial data platform include:
•Bringing offline buildings online. Traditionally, our customers needed to conduct in-person site visits to understand and assess their buildings and spaces. While photographs and floor plans can be helpful, these forms of two-dimensional (“2D”) representation have limited information and tend to be static and rigid, and thus lack the interactive element critical to a holistic understanding of each building and space. With the AI-powered capabilities of Cortex, our proprietary AI software, representation of physical objects is no longer confined to static 2D images and physical visits can be eliminated. Cortex helps to move the buildings and spaces from offline to online and makes them accessible to our customers in real-time and on demand from anywhere. After subscribers scan their buildings, our visualization algorithms accurately infer spatial positions and depths from flat, 2D imagery captured through the scans and transform them into high- fidelity and precise digital twin models. This creates a fully automated image processing pipeline to ensure that each digital twin is of professional grade image quality.
•Driven by spatial data. We are a data-driven company. Each incremental capture of a space grows the richness and depth of our spatial data library. Spatial data represents the unique and idiosyncratic details that underlie and compose the buildings and spaces in the human- made environment. Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. We help our subscribers pinpoint the height, location and other characteristics of objects in their digital twin. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. For instance, property developers can assess the amount of natural heat and daylight coming from specific windows, retailers can ensure each store layout is up to the same level of code and brand requirements, and factories can insure machinery layouts meet specifications and location guidelines. With approximately 6.7 million spaces under management as of December 31, 2021, our spatial data library is the clearinghouse for information about the built world.
•Powered by AI and ML. Artificial intelligence and machine learning technologies effectively utilize spatial data to create a robust virtual experience that is dynamic, realistic, interactive, informative and permits multiple viewing angles. AI and ML also make costly cameras unnecessary for everyday scans—subscribers can now scan their spaces by simply tapping a button on their smartphones. As a result, Matterport is a device agnostic platform, helping us more rapidly scale and drive towards our mission of digitizing and indexing the built world.
Our value proposition to subscribers is designed to serve the entirety of the digital building lifecycle, from design and build to maintenance and operations, promotion, sale, lease, insure, repair, restore, secure and finance. As a result, we believe we are uniquely positioned to grow our revenue with our subscribers as we help them to discover opportunities to drive short- and long-term return on investment by taking their buildings and spaces from offline to online across their portfolios of properties.
Ubiquitous Capture
Matterport has become the standard for 3D space capture. Our technology platform empowers subscribers worldwide to quickly, easily and accurately digitize, customize and manage interactive and dimensionally accurate digital twins of their buildings and spaces.
The Matterport platform is designed to work with a wide range of LiDAR, spherical, 3D and 360 cameras, as well as smartphones, to suit the capture needs of all of our subscribers. This provides the flexibility to capture a space of any size, scale, and complexity, at anytime and anywhere.
•Matterport Pro2 is our proprietary 3D camera that has been used to capture millions of spaces around the world with a high degree of fidelity, precision, speed and simplicity. Capable of capturing buildings more than 500,000 square feet in size, it has become the camera of choice for many residential, commercial, industrial and large-scale properties.
•360 Cameras. Matterport supports a selection of 360 cameras available in the market. These affordable, pocket sized devices deliver precision captures with high fidelity and are appropriate for capturing smaller homes, condos, short-term rentals, apartments, and more. The spherical lens image capture technology of these devices gives Cortex robust, detailed image data to transform panoramas into our industry-leading digital twins.
•LEICA BLK360. Through our partnership with Leica, our 3D reconstruction technology and our AI powered software engine, Cortex, transform this powerful LiDAR camera into an ultra-precise capture device for creating Matterport digital twins. It is the solution of choice for AEC professionals when exacting precision is required.
•Smartphone Capture. Our capture apps are commercially available for both iOS and Android now. Matterport’s smartphone capture solution has democratized 3D capture, making it easy and accessible for anyone to digitize buildings and spaces with a recent iPhone device since the initial introduction of Matterport for iPhone in May 2020. In April 2021, we announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D.
Cortex and 3D Reconstruction (the Matterport Digital Twin)
With a spatial data library, as of December 31, 2021, of approximately 6.7 million spaces under management, representing approximately 20 billion captured square feet of space, we use our advanced ML and DL technologies to algorithmically transform the spatial data we capture into an accurate 3D digital reproduction of any physical space. This intelligent, automated 3D reconstruction is made possible by Cortex, our AI-powered software engine that includes a deep learning neural network that uses our spatial data library to understand how a building or space is divided into floors and rooms, where the doorways and openings are located, and what types of rooms are present, such that those forms are compiled and aligned with dimensional accuracy into a dynamic, photorealistic digital twin. Other components of Cortex include AI-powered computer vision technologies to identify and classify the contents inside a building or space, and object recognition technologies to identify and segment everything from furnishings and equipment to doors, windows, light fixtures, fire suppression sprinklers and fire escapes. Our highly scalable artificial intelligence platform enables our subscribers to tap into powerful, enhanced building data and insights at the click of a button.

The Science Behind the Matterport Digital Twin: Cortex AI Highlights
Matterport Runs on Cortex
Cortex is our AI-powered software engine that includes a precision deep learning neural network to create digital twins of any building or space. Developed using our proprietary spatial data captured with our Pro2 camera, Cortex delivers a high degree of precision and accuracy while enabling 3D capture using everyday devices.
Generic neural networks struggle with 3D reconstruction of the real world. Matterport-optimized networks deliver more accurate and robust results. More than just raw training data, Matterport’s datasets allow us to develop new neural network architectures and evaluate them against user behavior and real-world data in millions of situations.
•Deep learning: Connecting and optimizing the detailed neural network data architecture of each space is key to creating robust, highly accurate 3D digital twins. Cortex evaluates and optimizes each 3D model against Matterport’s rich spatial data aggregated from millions of buildings and spaces and the human annotations of those data provided by tens of thousands of subscribers worldwide. Cortex’s evaluative abilities and its data-driven optimization of 3D reconstruction yield consistent, high-precision results across a wide array of building configurations, spaces and environments.
•Dynamic 3D reconstruction: Creating precise 3D spatial data at scale from 2D visuals and static images requires a combination of photorealistic, detailed data from multiple viewpoints and millions of spaces that train and optimize Cortex’s neural network and learning capabilities for improved 3D reconstruction of any space. Cortex’s capabilities combined with real-time spatial alignment algorithms in our 3D capture technology create an intuitive “preview” of any work in progress, allowing subscribers to work with their content interactively and in real-time.
•Computer Vision: Cortex enables a suite of powerful features to enhance the value of digital twins. These include automatic measurements for rooms or objects in a room, automatic 2D-from-3D high-definition photo gallery creation, auto face blurring for privacy protection, custom videos, walkthroughs, auto room labeling and object recognition.
•Advanced image processing: Matterport’s computational photography algorithms create a fully automated image processing pipeline to help ensure that each digital twin is of professional grade image quality. Our patented technology makes 3D capture as simple as pressing a single button. Matterport’s software and technology manage the remaining steps, including white balance and camera-specific color correction, high dynamic range tone mapping, de-noising, haze removal, sharpening, saturation and other adjustments to improve image quality.

Spatial Data and AI-Powered Insights
Every Matterport digital twin contains extensive information about a building, room or physical space. The data using our AI-powered Cortex engine. In addition to the Matterport digital twin itself, our spatial data consists of precision building geometry and structural detail, building contents, fixtures and condition, along with high-definition imagery and photorealistic detail from many vantage points in a space. Cortex employs a technique we call deep spatial indexing. Deep spatial indexing uses artificial intelligence, computer vision and deep learning to identify and convey important details about each space, its structure and its contents with precision and fidelity. We have created a robust spatial data standard that enables Matterport subscribers to harness an interoperable digital system of record for any building.
In addition to creating a highly interactive digital experience for subscribers through the construction of digital twins, we ask ourselves two questions for every subscriber: (1) what is important about their building or physical space and (2) what learnings and insights can we deliver for this space? Our AI-powered Cortex engine helps us answer these questions using our spatial data library to provide aggregated property trends and operational and valuation insights. Moreover, as the Matterport platform ecosystem continues to expand, our subscribers, partners and other third-party developers can bring their own tools to further the breadth and depth of insights they can harvest from our rich spatial data layer.
Extensible Platform Ecosystem
Matterport offers the largest and most accurate library of spatial data in the world, with, as of December 31, 2021, approximately 6.7 million spaces under management and approximately 20 billion captured square feet. The versatility of our spatial data platform and extensive enterprise software development kit and application programming interfaces (“APIs”) has allowed us to develop a robust global ecosystem of channels and partners that extend the Matterport value proposition by geography and vertical market. We intend to continue to deploy a broad set of workflow integrations with our partners and their subscribers to promote an integrated Matterport solution across our target markets. We are also developing a third-party software marketplace to extend the power of our spatial data platform with easy-to-deploy and easy-to-access Matterport software add-ons. The marketplace enables developers to build new applications and spatial data mining tools, enhance the Matterport 3D experience, and create new productivity and property management tools that supplement our core offerings. These value-added capabilities created by third-party developers enable a scalable new revenue stream, with Matterport sharing the subscription and services revenue from each add-on that is deployed to subscribers through the online marketplace. The network effects of our platform ecosystem contributes to the growth of our business, and we believe that it will continue to bolster future growth by enhancing subscriber stickiness and user engagement.
Examples of Matterport add-ons and extensions include:
•Add-ons: Encircle (easy-to-use field documentation tools for faster claims processing); WP Matterport Shortcode (free Wordpress plugin that allows Matterport to be embedded quickly and easily with a Matterport shortcode), WP3D Models (WordPress + Matterport integration plugin); Rela (all-in-one marketing solution for listings); and CAPTUR3D (all-in-one Content Management System that extends value to Matterport digital twins).
•Services: Matterport ADA Compliant Digital Twin (solution to provide American Disability Act compliant digital twins).
Our Competitive Strengths
We believe that we have a number of competitive strengths that will enable our market leadership to grow. Our competitive strengths include:
•Breadth and depth of the Matterport platform. Our core strength is our all-in-one spatial data platform with broad reach across diverse verticals and geographies. From capture to processing to industries without customization. With the ability to integrate seamlessly with various enterprise systems, our platform delivers value across the property lifecycle for diverse end markets, including real estate, AEC, travel and hospitality, repair and insurance, and industrial and facilities. As of December 31, 2021, our global reach extended to subscribers in more than 170 countries, including over 20% of Fortune 1000 companies.
•Market leadership and first-mover advantage. Matterport defined the category of digitizing and datafying the built world almost a decade ago, and we have become the global leader in the category. As of December 31, 2021, we had over 503,000 subscribers on our platform and approximately 6.7 million spaces under management. Our leadership is primarily driven by the fact that we were the first mover in digital twin creation. As a result of our first mover advantage, we have amassed a deep and rich library of spatial data that continues to compound and enhance our leadership position.
•Significant network effect. With each new capture and piece of data added to our platform, the richness of our dataset and the depth of insights from our spaces under management grow. In addition, the combination of our ability to turn data into insights with incremental data from new data captures by our subscribers enables Matterport to develop features for subscribers to our platform. We were a first mover in building a spatial data library for the built world, and our leadership in gathering and deriving insights from data continues to compound and the relevance of those insights attracts more new subscribers.
•Massive spatial data library as the raw material for valuable property insights. The scale of our spatial data library is a significant advantage in deriving insights for our subscribers. Our spatial data library serves as vital ground truth for Cortex, enabling Matterport to create powerful 3D digital twins using a wide range of camera technology, including low-cost digital and smartphone cameras. As of December 31, 2021, our data came from approximately 6.7 million spaces under management and approximately 20 billion captured square feet. As a result, we have taken property insights and analytics to new levels, benefiting subscribers across various industries. For example, facilities managers significantly reduce the time needed to create building layouts, leading to a significant decrease in the cost of site surveying and as-built modeling. AEC subscribers use the analytics of each as-built space to streamline documentation and collaborate with ease.
•Global reach and scale. We are focused on continuing to expand our AI-powered spatial data platform worldwide. We have a significant presence in North America, Europe and Asia, with leadership teams and a go-to-market infrastructure in each of these regions. We have offices in London, Singapore and several across the United States, and we are accelerating our international expansion. As of December 31, 2021, we had over 503,000 subscribers in more than 170 countries. We believe that the geography-agnostic nature of our spatial data platform is a significant advantage as we continue to grow internationally.
•Broad patent portfolio supporting 10 years of R&D and innovation. As of December 31, 2021, we had 50 issued and 24 pending patent applications. Our success is based on almost 10 years of focus on innovation. Innovation has been at the center of Matterport, and we will continue to prioritize our investments in R&D to further our market leading position.
•Superior capture technology. Matterport’s capture technology platform is a software framework that enables support for a wide variety of capture devices required to create a Matterport digital twin of a building or space. This includes support for LiDAR cameras, 360 cameras, smartphones and the Matterport Pro2 camera. The Pro2 camera was foundational to our spatial data advantage, and we have expanded that advantage with an array of Matterport-enabled third-party capture devices. Matterport is democratizing the 3D capture experience, making high-fidelity and high-accuracy 3D digital twins readily available for any building type and any subscriber need in the property life cycle. While there are other 3D capture solution providers, very few can produce true, dimensionally accurate 3D results, and fewer still can automatically create a final product in photorealistic 3D, and at global scale. This expansive capture technology offering would not be possible without our rich spatial data library available to train the AI-powered Cortex engine to automatically generate accurate digital twins from photos captured with a smartphone or 360 camera.
Our Growth Strategies
We believe that Matterport has tremendous growth potential ahead. After securing market leading positions in a variety of geographies and vertical markets, we have demonstrated our repeatable value proposition and the ability of our sales growth model to scale. The magnitude of our total addressable market is so large that even with leading market share, we believe our penetration rates today are a small fraction of the opportunity for Matterport. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors. These include:
•Scale the enterprise across industry verticals. Matterport will continue to drive subscriber growth by expanding use cases and introducing new applications. We are particularly focused on acquiring and retaining enterprise subscribers. With our massive spatial data library and pioneering AI-powered capabilities, we pride ourselves on our ability to deliver value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. Going forward, we will continue to improve our proprietary data library and AI-powered platform to address the workflows of the industries we serve, while expanding our solutions and reaching new industries such as manufacturing and oil and gas. We also plan to increase investments in industry-specific sales and marketing initiatives to increase sales efficiency and drive subscriber and recurring revenue growth, particularly from large enterprise subscribers.
•Expand Internationally. The global building stock, with an estimated $228 trillion in total property value, remains largely undigitized today as we estimate that less than 0.1% is penetrated by digital transformation. With the vast majority of the world’s buildings outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As of December 31, 2021, we served subscribers in more than 170 countries, and we will seek to further penetrate these existing geographies in order to add their unique spatial data to our platform. This creates a powerful network effect that we believe will allow us to expand further into under-penetrated countries and unlock additional properties and spaces. With multiple sales attachment points and a global marketing effort, we believe that we can further penetrate enterprises and businesses worldwide through channel partnerships and direct sales. We are rapidly growing our presence in Asia, and believe there is a large opportunity for growth in that region, with approximately seven billion buildings and spaces in India and China alone.
•Invest in research and development. We will continue to invest in research and development to improve our Cortex AI-powered software engine, expand our solutions portfolio, and support seamless integration of our platform with third-party systems. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have a robust pipeline of new product releases. For example, in May 2020, we launched Matterport for iPhone, which gave every recent iPhone owner the ability to capture and collaborate on 3D spaces, and resulted in a significant number of new subscribers and new spaces under management. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Versik’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide.
•Expand partner integrations and third-party developer platform. We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to help construction teams streamline documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments capture by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party applications. In November 2021, we launched a new plugin for Autodesk Revit customers, allowing them to upload a Matterport Scan-to-BIM file into Autodesk Revit and start creating and managing information on a construction or design project across its different stages. In December 2021, we extended the availability of the Matterport platform in AWS Marketplace so that AWS customers will be able to access Matterport’s digital twin technology with AWS add-ons that potentially increase the value of digitization.
Our Subscribers
We primarily sell to enterprises, ranging from Fortune 100 companies to small- and medium-sized businesses. Our subscriber base is global and spans numerous categories, as we have expanded beyond the residential and commercial real estate verticals to AEC, travel and hospitality, repair and insurance, and industrial, facilities and retail. As of December 31, 2021, we served over 503,000 subscribers across these verticals, and we are building significant market share in each of them. We have long-standing relationships with many of the largest companies in these industries. The biggest companies in each of the verticals we serve represent billions of square feet of property that could become part of Matterport’s global spatial data library. We expect our global subscriber base to continue to grow rapidly as Matterport continues to establish itself as the digital standard of the built world and an integral component of managing a building’s lifecycle.
To help accelerate subscriber adoption, in May 2020, we introduced Matterport for iPhone, which gives every recent iPhone owner the ability to capture and collaborate on 3D spaces. In April 2021, we announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. Smartphone capture is an important innovation driving significant adoption and the democratization of 3D capture across industries while also appealing to homeowners and tenants, property hosts and agents, and property managers, further expanding our subscriber base, engagement and entrenchment.
Our Go-to-Market Strategy
Matterport’s fundamental go-to-market model is built upon a subscription first, capture device agnostic approach. We have invested aggressively to unlock a scalable subscription flywheel for subscriber adoption with multiple on-ramps to Matterport and a variety of ways to expand subscriber engagement. We will continue to invest in these subscription first on-ramps and cross-sell opportunities to accelerate our growth. The key benefit to this approach is to offer our current and future subscriber a frictionless, cost effective way to start and then scale with Matterport. Our subscription plans are priced from free for a single space captured with an iPhone to custom plans tailored to large scale enterprise subscriber needs.
We have developed a scalable go-to-market process built upon the strength of our platform and an efficient approach that opens our sales funnel to reach across industries and geographies, targeted at large enterprise subscribers, small businesses and mid-market opportunities. We have deployed a multi-channel sales approach to efficiently reach each of our subscriber segments, from small businesses to enterprise-level subscribers. In general, we employ a direct sales approach for subscribers with the largest number of spaces or square feet under management, a channel partner approach to expand our reach where channel partners offer strong networks in particular verticals or geographies, and an online self-service approach for a frictionless, convenient entry point to Matterport for all potential subscribers. This structure allows us to effectively and efficiently market our solutions to businesses of all sizes across the world.
•Online direct sales and downloads. We are increasing our investment across our online distribution channel to make it easy and frictionless for our subscribers to get started and grow with Matterport. Our software, a variety of subscription plans, and multiple capture device options are available online for purchase today. Our Matterport for iPhone capture solution requires just a simple app download and free account sign up to get started, enabling enterprises, small businesses and individual property owners to experience the Matterport solution in just minutes.
•Direct sales. With sales teams distributed across the United States, Europe and Asia, we strive to increase adoption among large enterprise subscribers across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. Matterport’s direct sales teams have domain expertise in specific industries, and are organized by verticals in order to address the unique needs of our subscribers. We also have a dedicated technical support team that works closely with subscribers to ensure that the Matterport application programming interface can be integrated seamlessly with each enterprise system.
•Subscriber success. Our account management teams work directly with our subscribers and our sales teams to onboard subscribers, articulate the value and scope of our services and drive engagement and cross-selling of our products and services.
•Channel sales. In addition to our online and direct sales efforts, we maintain a robust ecosystem of channel partnerships, which enable us to reach a wider network of enterprise and small business subscribers. Our channel partners are technology and systems integrators with domain expertise in key industries and deep understanding of the unique requirements of their respective markets. Training and education are a cornerstone of our partnerships, and we work closely with our channel partners to ensure they are knowledgeable in addressing our subscribers’ requirements. For example, our channel partners help make our 3D cameras available to subscribers in a wide range of industries and geographies. Our partners in the specialized immersive technology space introduce real estate and travel and hospitality subscribers to Matterport’s spatial data platform to address their unique 3D capturing needs. Specialty construction contractors connect with Matterport through their suppliers to improve the efficiency of construction projects with the help of digital twins.

Competition
We primarily compete with traditional methods of managing buildings and spaces, including 2D photography, paper-based building plans, labor- intensive computer-aided design drawings, and other static methods of visualizing and analyzing properties. We are leading a transformation from offline to an online, data-driven approach to interacting with buildings and spaces. Matterport is a fully automated end-to-end system that turns buildings into robust spatial data and digital twins. Our solution has been developed over the years to deliver consistent, precision results for any building or space. This universality differentiates Matterport from vendors that offer industry-specific and building-specific point solutions geared toward narrow parts of the market.
These point solutions address only a portion of the functionality and value that the Matterport platform provides. For example, traditional virtual tour companies create pre-recorded video tours and photo montages with background music to promote properties online. Such vendors do not capture or produce 3D spatial data for analysis and property insights. Point solution providers also offer targeted solutions for specific markets such as specialized solutions for surveying daily documentation for construction projects, and insurance claims documentation and processing. However, these point solutions do not represent a comprehensive and extensible platform solution with broad applicability to all industries, geographies and vertical markets. Matterport provides a unique platform solution expressly designed to fulfill the needs of managing every building type across the property lifecycle.
We believe the principal competitive factors in our market include:
•Scale of data. Our vast spatial data library is a significant competitive advantage. Our spatial data library enhances our solutions and improves the accuracy, dependability and insights available to our subscribers.
•Automation and scale of spaces under management. The ability to consistently and accurately create a digital twin of any building or space at scale, thousands of buildings at a time, requires a unique combination of spatial data, data science, and automation of the entire digitization process.
•Capture ubiquity. The ability to easily capture spatial data removes friction to adoption and scale. We have created a capture technology platform to democratize 3D capture and eliminate camera hardware dependencies to make it easy and affordable for anyone to adopt Matterport. For example, the Matterport for iPhone launch in May 2020 contributed significantly to our subscriber growth. Easier adoption unlocks the flywheel with our ubiquitous capture strategy.
•Open ecosystem. Creating an open ecosystem for our platform is increasingly key to our strategy. An open ecosystem enables enterprises from various verticals to run on top of Matterport’s spatial data layer. Our third party software marketplace has created a platform where developers and partners can tap into our APIs and incorporate Matterport into their own workflows.
•Brand recognition. A trusted brand attracts and maintains subscribers. As of December 31, 2021, we served over 503,000 subscribers and we believe we are the clear market leader. We will continue to leverage our leading position and increasing brand awareness to grow our subscriber base and spaces under management. We believe we compete favorably with respect to these factors.
Intellectual Property
Our ability to drive innovation in our business depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our commercial partners and vendors. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
As of December 31, 2021, we had 50 issued and 24 pending patent applications. In addition, as of such date we had 18 issued trademarks and 52 pending trademark applications.
Employees and Human Capital Resources
Our employees are critical to our success. As of December 31, 2021, we had 485 full-time employees. We also engage consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.
Our human capital goals are based on maximizing employee value through talent acquisition, employee onboarding, talent management, total rewards, the employee experience and company culture, and internal communications. As a global company, we are committed to creating a diverse, multicultural workforce reflective of our users, customers and the communities where we live and work.
Our total rewards programs are designed to attract, retain and motivate our employees. In addition to base compensation, we provide a myriad of programs that vary by country in which we operate. Such programs include variable compensation (commissions or performance-based cash rewards), equity awards, an employee stock purchase program, health and welfare benefits for employees, retirement, charitable gift matching through MatterportCares, and various others. Our goal is to facilitate the attraction and retention of top talent while balancing the interests of our stakeholders.
Location
We are a Delaware corporation with corporate headquarters in Sunnyvale, California and a globally distributed workforce. Since March 2020, the vast majority of our workforce has been working remotely. The remote work environment has given us an advantage in attracting top talent from around the world without being tied to specific locations. We recruit and hire employees globally based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, among other considerations.
Our Values and Commitment to Inclusion
We understand that achieving a diverse and inclusive workplace is a journey that requires action, trust, fairness, empathy, respect, transparency and accountability. We strive to be diverse and inclusive in every aspect of our business. Our success depends on it. We don’t just value differences. We prefer them.
We have invested substantial time and resources in building our team and our culture. Employee Resource Groups, a platform for Courageous Conversations, company wide recognition and celebrations of important cultural events, and an open forum to ask questions of leadership are all important aspects of our culture.
In 2021, we adopted the 3 Dimensions of Matterport as the foundation of our culture and success:
•Be a Leader: Generate Energy, Create Clarity, Deliver Success
•Be Inclusive: Seek Different Perspectives, Foster an Open Dialog, Create a Sense of Belonging
•Be the Customer: Understand Them, Delight Them, Help Them Win
Privacy and Data Security
We collect, use, store, transfer, share or otherwise process a variety of personal information in the ordinary course of business. As such, we are subject to a number of U.S. and international laws, regulations, and industry standards governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing, processing and protection of personal information and other sensitive data. Such laws and regulations may be inconsistent among countries or conflict with other rules.
In the United States, numerous federal and state laws and regulations, including federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, storage, transfer, sharing, or other processing of personal information could apply to our operations. In addition, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. These laws include, without limitation, the CCPA, CPRA, VCDPA, and COCPA.
In the EEA and the UK, the GDPR and the UK GDPR are law instruments seeking to strengthen individuals’ fundamental rights and to facilitate business by clarifying rules for companies and public bodies by setting a high standard for the protection of personal data and by imposing a strict data protection compliance regime. The GDPR and the UK GDPR apply to the processing of personal data and the term ‘processing’ is defined broadly to include collection, recording, organization, structuring, storage, adaptation or alteration, retrieval, consultation, use, disclosure by transmission, transfer, dissemination or otherwise making available, alignment or combination, restriction, erasure or destruction of personal data. In addition, as regards transfers of personal data outside the EEA and/or the UK, a recent decision from the Court of Justice of the European Union and the related regulatory guidance may impact/limit our ability to conduct such transfers to the United States and other jurisdictions.
The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate or failure to comply with such legislation and regulations may have a material adverse effect on our business.
Government Regulations
We are subject to various laws, regulations and permitting requirements of federal, state and local authorities, including those related to health and safety; environmental, anti-corruption and export controls. We believe that we are in material compliance with all such laws, regulations and permitting requirements.
Export and Trade Matters
We are subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Treasury Department, the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain countries or territories targeted by U.S. comprehensive sanctions, including currently Cuba, Iran, Syria, North Korea, Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic regions of Ukraine. Changes in these laws or regulations, or shifts in the approach to their enforcement or scope, could impact our ability to sell our product to existing or potential customers. In particular, sanctions imposed by the U.S., EU, UK, and other jurisdictions in response to Russian activities in Ukraine, and any counter-sanctions enacted in response, could restrict our ability to operate, generate or collect revenue in certain other countries, such as Russia, which could adversely affect our business.
In addition, our products are subject to export regulations that can involve significant compliance and administrative time to address. In recent years the United States government has a renewed focus on export matters. Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.
Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Our failure to comply may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.
Seasonality
Our capture services tend to generate higher revenue following the seasonal pattern of the U.S. residential real estate industry, with volume increases typically occurring in the spring and summer months compared to the fall and winter months. Such seasonal impacts have in the past and may in the future be reduced or changed due to changes in the composition of subscribers, uses of the Matterport digital twins, structure of subscription plans.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. We make available on our website at www.matterport.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before making an investment decision regarding our Class A common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.
Risks Related to Our Business
We have experienced rapid growth and expect to invest in growth for the foreseeable future. If we fail to manage growth effectively, our business, operating results and financial condition would be adversely affected.
We have experienced rapid growth in recent periods. For example, the number of our employees has grown from three employees as of December 31, 2011 to 485 employees as of December 31, 2021, and we expect to continue to experience rapid growth over the near term. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure and corporate culture.
In the event of further growth, our information technology systems and internal controls over financial reporting and procedures may not be adequate to support our operations and may introduce opportunities for data security incidents that may interrupt business operations or permit bad actors to obtain unauthorized access to business information or misappropriate funds.
To manage growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulties or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing or enhancing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business performance and operating results.
Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.
Our forecasts and projections, including forecasts and estimates relating to the expected sizes and growth of the markets in which we seek to operate, are subject to significant uncertainty and are based on assumptions, analyses and internal estimates developed by our management, any or all of which may not prove to be correct or accurate. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.
We have a history of losses and expect to incur significant expenses and continuing losses at least for the near term.
We incurred net losses of approximately $338.1 million and $14.0 million for the years ended December 31, 2021 and 2020, respectively. We had accumulated deficits of approximately $468.1 million and $130.0 million as of December 31, 2021 and 2020, respectively. We believe we will continue to incur operating and net losses each quarter at least for the near term. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of spatial data and the use of our platform by commercial and individual consumers, which may not occur at the levels we currently anticipate or at all.
Certain of our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
This Annual Report on Form 10-K includes estimates of the addressable market for our products and services which are based in part on our internal analyses. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current coronavirus (COVID-19) pandemic. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to make. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates.
We currently face competition from a number of companies and expect to face significant competition in the future as the market for spatial data develops.
The spatial data market is relatively new and competition is still developing. We currently face competition from other companies, generally with different competitors in each of our vertical markets, as well as from traditional, offline methods of interacting with and managing buildings and their spaces. Additionally, we have a number of competitors in the spatial data market with limited funding, which could cause poor experiences and hamper consumer confidence in the spatial data market and adoption or trust in providers. We may also face competition from new market entrants with significantly greater resources, or our current competitors may be acquired by third parties with greater resources, either of which could put us at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure. In light of these factors, current or potential customers may accept competitive solutions. If we fail to adapt to changing market conditions or continue to compete successfully with current or new spatial data competitors, our growth will be impacted, which would adversely affect our business and results of operations.
We operate in a new market, and global economic conditions and instability related to COVID-19 and otherwise may adversely affect our business if existing and prospective clients reduce or postpone discretionary spending significantly.
The impact of the COVID-19 pandemic, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global and domestic economy and has led to reduced economic activity. The spread of COVID-19 has also created a disruption in discretionary spending by consumers and businesses. While this disruption in discretionary spending has to date not materially impacted us, any sustained downturn in discretionary spending by our current subscribers could harm our business and negatively impact the growth of our platform.
In response to the COVID-19 pandemic, we have modified our business practices (including employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in meetings, events and conferences), have implemented additional safety protocols for essential workers, and may take further actions if required by government authorities or if required in the interest of our employees, subscribers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the pandemic or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted.
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the emergence of new variants such as the Delta or Omicron variants, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our capture devices or the services used through our platform. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of the COVID-19 pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
We rely on a limited number of suppliers for certain supplied hardware components, and availability of supplied hardware components may be affected by factors such as tariffs or supply disruptions caused by the COVID-19 pandemic. We may not be able to obtain sufficient components to meet our needs, or obtain such materials on favorable terms or at all, which could impair our ability to fulfill orders in a timely manner or increase our costs of production.
We rely on a limited number of suppliers to supply our hardware components, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases our risks, since we do not currently have proven reliable alternative or replacement manufacturers beyond these key parties. In the event of interruption, we may not be able to increase capacity from other sources or develop alternate or secondary sources, and if such sources become available, they may result in material additional costs and substantial delays.
Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Further, our suppliers are subject to government restrictions, including stay-at-home orders, as a result of the COVID-19 pandemic. Such restrictions may have a material adverse effect on our suppliers’ ability to manufacture and supply such components in a timely manner. Such disruptions could adversely affect our business if it is not able to meet customer demands. In addition, some of our suppliers are located in China. Our access to suppliers in China may be limited or impaired as a result of tariffs or other government restrictions in response to geopolitical factors. Additionally, global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. We have used alternative suppliers and alternative parts from time to time to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, new product launch or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.
If we face supply constraints for any of the reasons described above, it may not be possible to obtain or increase supplies on acceptable terms, which may undermine our ability to satisfy customer demands in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build and supply necessary hardware components in sufficient volume. Identifying suitable suppliers can be an extensive process that requires us to become satisfied with our suppliers’ quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers would have an adverse effect on our business, financial condition and operating results.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, our ability to compete and successfully grow our business would be adversely affected.
Our success depends, in part, on our continuing ability to identify, hire, train and retain highly qualified personnel. Any inability to do so effectively would adversely affect our business. Competition for employees is intense and the ability to attract, hire, train and retain them depends on our ability to provide competitive compensation. We may not be able to attract, hire or retain qualified personnel in the future due to a very competitive labor market for talented individuals with technology experience, or any negative publicity related to us. If we are not successful in managing these risks, our business, financial condition, and operating results may be adversely impacted.
Some of our facilities are located in an active earthquake zone or in areas susceptible to wildfires and other severe weather events. An earthquake, wildfire or other natural disaster or resource shortage, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations.
Our headquarter and largest facility is located in California, an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent extensive wildfires in California, Washington, Oregon and Colorado), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or inventory, or cause us to incur significant costs, any of which could harm our business, financial condition, and results of operations. Any insurance we maintain against such risks may not be adequate to cover losses in any particular case.
If we fail to retain current subscribers or add new subscribers, our business would be seriously harmed.
We had over 503,000 free and paid subscribers as of December 31, 2021. Our future revenue growth will depend in significant part on our ability to retain our existing customers and increase the number of our subscribers. Spatial data is an emerging market, and consumers may not adopt the use of spatial data or our platform on a widespread basis or on the timelines we anticipate. It is possible that our paid subscriber growth rate could decline over time if we achieve higher market penetration rates. If current and potential subscribers do not perceive our platform and products as useful, we may not be able to attract new subscribers or retain existing subscribers.
There are many factors that could negatively affect subscriber retention and growth, including if:
•    our competitors attempt to mimic our products, which could harm our subscriber engagement and growth;
•    we fail to introduce new products and services or those we introduce are poorly received;
•    we are unable to continue to develop products that work with a variety of mobile operating systems, networks, smartphones and computers;
•    there are changes in subscriber sentiment about the quality or usefulness of our existing products;
•    there are concerns about the privacy implications, safety, or security of our platform or products;
•    there are changes in our platform or products that are mandated by legislation, regulatory authorities or litigation, including settlements or consent decrees that adversely affect the subscriber’s experience;
•    technical or other problems frustrate subscribers’ experiences with our platform or products, particularly if those problems prevent us from delivering our products in a fast and reliable manner; or
•    we fail to provide adequate service to subscribers.
Decreases to our subscriber retention or growth could seriously harm our business and results of operation.
We may be unable to build and maintain successful relationships with our strategic alliances and reseller partners, and such alliances and partnerships may fail to perform, which could adversely affect our business, financial condition, results of operations and growth prospects.
We employ a go-to-market business model whereby a material portion of our revenue is generated by sales through our channel partners, such as resellers and value-added resellers, which further expand the reach of our direct sales force into additional geographies, sectors and industries. In particular, we have entered, and intend to continue to enter, into strategic alliance and reseller relationships in certain international markets where we do not have a local presence. If our channel partners are unsuccessful in marketing and selling access to our platform, it would limit our expansion into certain geographies, sectors and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our platform to customers.
Some of these partners may also market, sell and support offerings that are competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling access to our products altogether. Our channel partners could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our platform to customers or violates laws or our or their corporate policies. In addition, in circumstances where we do not enter into a direct agreement with end customers, we cannot be sure that on every occasion each channel partner has required end customers to agree to our standard terms which are protective of our solutions and technology, nor that the channel partners will enforce each failure by an end customer to comply with such terms. Our ability to achieve revenue growth in the future will depend, in significant part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell access to our platform. If our channel partners are unsuccessful in selling access to our platform, or if we are unable to enter into arrangements with or retain a sufficient number of high quality channel partners in each of the regions in which we market and sell our platform and keep them motivated to market and sell our platform, our business, financial condition, results of operations, and growth prospects would be adversely affected.
Our business strategy includes growing our portfolio through potential future acquisitions, strategic investments, partnerships or alliances that could be difficult to identify and integrate. Such projects may divert the attention of key management personnel, disrupt our business, dilute our existing stockholders’ value and adversely affect our financial condition and results of operations.
As part of our business strategy, we have in the past acquired, and may in the future acquire, additional assets, products, technologies or businesses that are complementary to our existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our existing business would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations.
Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in significant cash expenditures, potentially dilutive issuance of equity securities, amortization expenses for other intangible assets, exposure to potential unknown liabilities of acquired businesses, and potential goodwill impairment. We may not successfully evaluate or use the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges and tax liabilities. Further, the issuance of equity or securities convertible to equity to finance any such acquisitions could result in dilution to our shareholders and the issuance of debt could subject us to covenants or other restrictions that would impede our ability to manage our operations. We could become subject to legal claims following an acquisition or fail to accurately forecast the potential impact of any claims. Any of these issues could have a material adverse impact on our business and results of operations. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.
On January 5, 2022, we consummated the acquisition of 100% of the issued and outstanding equity interests in Enview, Inc., a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, for an aggregate purchase price of approximately 1.59 million shares of the Company’s Class A common stock, par value $0.0001 per share and $35.5 million in cash (the “Acquisition”). The completion of the Acquisition does not guarantee that we will ultimately strengthen our competitive position or achieve our goals or expected growth, and the Acquisition could be viewed negatively by our customers, analysts and investors, or experience unexpected competition from market participants. Any integration process may require significant time and resources. We may not be able to manage the process successfully and may experience a decline in our profitability as we incur expenses prior to fully realizing the benefits of the Acquisition. We could expend significant cash and incur acquisition related costs and other unanticipated liabilities associated with the Acquisition, the product or the technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services and potential intellectual property infringement. In addition, any acquired technology or product may not comply with legal or regulatory requirements and may expose us to regulatory risk and require us to make additional investments to make them compliant. Further, we may not be able to provide the same support service levels to the acquired technology or product that we generally offer with our other products.
Additional risks we may face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•integration of products and service offerings;
•retention of key employees from acquired companies;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from acquisitions;
•cultural challenges associated with integrating employees from acquired companies into our organization;
•integration of acquired companies’ accounting, management information, human resources and other administrative systems in our existing operations;
•the need to implement or improve controls, procedures, and policies at a business that prior to acquisition may have lacked sufficiently effective controls, procedures and policies;
•additional legal, regulatory or compliance requirements;
•financial reporting, revenue recognition or other financial or control deficiencies of acquired companies that we do not adequately address and that cause our reported results to be incorrect;
•liability for activities of acquired companies, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with acquired companies, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and cause other harm to our business.
We may need to raise additional funds to finance our operations and these funds may not be available when needed.
We may need to raise additional funds in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related or debt securities, or by obtaining credit from financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or other loan transactions, we could face significant interest payments, covenants that restrict our business, or other unfavorable terms. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.
We expect to incur research and development costs in developing new products, which could significantly reduce our profitability and may never result in revenue.
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new projects that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products. Our research and development (“R&D”) expense was approximately $55.4 million and $17.7 million for the years ended December 31, 2021 and 2020, respectively, and is expected to grow substantially in the future. Our R&D efforts may not produce successful results, and any of our new products may not achieve market acceptance, create additional revenue or become profitable.
We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses or if management identifies additional material weaknesses in the future or otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.
As disclosed in Item 9A of this report, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a material restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Failure to implement and maintain effective internal control over financial reporting could also subject us to potential delisting from the stock exchange on which we are listed or to other regulatory investigations and civil or criminal sanctions.
As a public company, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal controls over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management in internal controls over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal controls over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose material changes made in our internal controls over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Litigation
We are currently involved in litigation with one of our stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions.
An expedited trial regarding the facial validity of the Transfer Restrictions took place from December 1-2, 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022. Separate proceedings regarding plaintiff’s remaining claims are pending.
We are currently and may from time to time be involved in lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
We are currently involved in several lawsuits and other litigation proceedings, and we anticipate that we may from time to time be involved in other lawsuits and similar proceedings. Any such lawsuits or other proceedings to which we are a party may result in an onerous or unfavorable outcomes or judgment that may not be reversed on appeal, or we may decide to settle lawsuits or other proceedings on unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business could be seriously harmed.
Risks Related to Our Intellectual Property, Information Technology, Data Privacy, Data Security and Regulatory Issues
Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC in an investigation relating to certain sales and repurchases of its securities in the secondary market. Although we believe we have cooperated fully with the request, we cannot predict the duration or ultimate resolution of the investigation, and cooperating with the request may require significant management time and resources, which could have an adverse effect on our business and financial position.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of our securities in the secondary market. Although we believe we have cooperated fully with the request, we have not received any updates from the SEC and we cannot predict the duration or ultimate resolution of the investigation. Cooperating with any additional requests from the SEC may require significant management time and resources, which could have an adverse effect on our business and financial position.

We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit and store electronic information. A significant portion of the communication between personnel, customers, business partners and suppliers depends on information technology. We use information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance, and human resources. We also rely on third party technology and systems for a variety of reasons, including, without limitation, authentication technology, employee email, content delivery to customers, back-office support, and other functions. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes.

Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, malware, viruses, physical or electronic break-ins and similar disruptions, which could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Further, stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Any attempts by cyber attackers to disrupt our services or systems or those of our third party service providers could result in mandated user notifications, litigation, government investigations, significant fines and expenditures; product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of internet sales, significant costs for data restoration; damage our brand and reputation; and materially adversely affect our business and results of operations. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to avoid attacks that arise through computer systems of our third-party vendors. Despite our existing security procedures and controls, if our network were compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.
We have not experienced any material attacks, disruptions, outages and other performance problems, but may do so in the future, due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. When we have experienced such incidents, we have implemented controls and taken other preventative actions to further strengthen our systems against future attacks. However, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following an attack will be successful.
We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations and have tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect our business and financial results.

Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state and foreign laws, regulations, industry standards, and other legal obligations regarding data privacy and security matters. Failure to comply with such laws, regulations, industry standards, and legal obligations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
As part of our normal business activities, we collect, store, retain, process, transmit, and use data, some of which contains personal information. As such, we are subject to various federal, state, and foreign laws and regulations, industry standards, and other legal obligations regarding data privacy and security matters. In addition, these existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, standards, and regulatory guidance relating to data privacy and security in the jurisdictions in which we operate. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, regulatory guidance, industry standards, or other legal obligations relating to data privacy or security could adversely affect our reputation, results of operations or financial condition, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, storage, retention, transmission, use, retention, security, transfer, storage, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.
Other states have enacted similar bills. For example, the Virginia Consumer Data Protection Act (the “VCDPA”) gives consumers rights similar to the CCPA and also requires covered businesses to implement security measures and conduct data protection assessments. In addition, the Colorado Privacy Act (the “COPA”) closely resembles the VCDPA. The VCDPA and COPA will become effective in 2023 and be enforceable by their respective states’ Attorney General and/or district attorneys. We must comply with the VCDPA and COPA if our operations fall within the scope of these laws, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security incident, including a breach. Regardless of our contractual protections, any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. In the EEA, we are subject to the General Data Protection Regulation 2016/679 (“GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018. The GDPR, and national supplementing legislation in EEA member states, and the United Kingdom regime, impose a strict data protection compliance regime.
For example, we are subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant transfers since September 27, 2021, and in the United Kingdom, the Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR, which will be mandatory for relevant transfers from September 21, 2022. These recent developments mean we have to review and may need to change the legal mechanisms by which we transfer data outside of the European Union and United Kingdom, including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and could adversely affect our financial results.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing to individuals (as opposed to businesses). The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. Recent European court and regulatory decisions, as well as actions by NYOB (a not-for-profit privacy activist group), are driving increased attention to cookies and tracking technologies, and if this continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, increase costs and subject us to additional liabilities.

We are subject to the supervision of local data protection authorities in the United Kingdom and those EEA jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR and the UK data protection regime are significant: up to the greater of €20 million / £17.5 million or 4 % of total global annual turnover. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Outside of the US and EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant.
Further, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard, or the PCI Standard, issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to the PCI Standard, the cost of recompliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation (including customer class actions), claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business.
Our products are highly technical and may contain undetected software bugs or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.
Our products and services are highly technical and complex. Our platform and any products we may introduce in the future may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products and services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been shipped and used by customers. Any errors, bugs or vulnerabilities discovered in our code after release could damage our reputation, drive away customers, lower revenue, and expose us to damages claims, any of which could seriously harm our business.
We could also face claims for product liability, tort, or breach of warranty. In addition, our contracts with subscribers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.
Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our platform or subject us to litigation or other actions.
Our products contain software modules licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate such open source software in our products in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors or new entrants to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. Our platform incorporates software that is licensed under open source licenses which could require release of proprietary code if such platform was released or distributed in any manner that would trigger such a requirement to third parties. We take steps to ensure that our platform is not released or distributed. Additionally, some open source projects have vulnerabilities and architectural instabilities and are provided without warranties or support services to actively provide us patched versions when available, and which, if not properly addressed, could negatively affect the performance of our platform.
Although we have certain processes in place to monitor and manage our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their platform, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for monitoring and managing our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant damages, enjoined from the sale of subscriptions to our platform or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that, if available at all, are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition and results of operations.
Our future growth and success are dependent upon the continuing rapid adoption of spatial data.
Our future growth is highly dependent upon the adoption of spatial data by businesses and consumers. The market for spatial data is relatively new and rapidly evolving, characterized by rapidly changing technologies, competitive pricing and other competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors. Although demand for spatial data has grown in recent years, there is no guarantee that such growth will continue. If the market for spatial data develops more slowly than expected, or if demand for spatial data decreases, our business, prospects, financial condition and operating results would be harmed.

The spatial data market is characterized by rapid technological change, which requires us to continue to develop new services, products and service and product innovations. Any delays in such development could adversely affect market adoption of our products and services and could adversely affect our business and financial results.
Continuing technological changes in spatial data could adversely affect adoption of spatial data and/or our platform or products. Our future success will depend upon our ability to develop and introduce new capabilities and innovations to our platform and other existing product offerings, as well as introduce new product offerings, to address the changing needs of the spatial data market.
As the market for spatial data changes, we may need to upgrade or adapt our platform and introduce new products and services in order to serve our customers, which could involve substantial expense. Even if we are able to keep pace with changes in technology and develop new products and services, our research and development expenses could increase, our gross margins could be adversely affected in some periods and our prior products could become obsolete more quickly than expected.
We cannot assure that any new products and services will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products and services that meet customer needs could damage our relationships with customers and lead them to seek alternative products or services. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause our subscribers to use our competitors’ products or services.
If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer needs on a timely basis, our platform and other products could lose market share, our revenue could decline, we may experience higher operating losses and our business and prospects could be adversely affected.
We may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and adversely affect our business.
Technology companies are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, the holders of intellectual property rights have previously and may in the future assert their rights and urge us to take licenses, and/or bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or other legal demands by such third parties. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching business resolutions that are satisfactory to us. In addition, if we are determined to have infringed, or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services, and/or to establish and maintain alternative branding. Any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. To the extent that our subscribers and business partners become the subject of allegations or claims regarding the infringement or misappropriation of intellectual property rights related to our products and services, we have previously and may in the future be required to indemnify such subscribers and business partners. For example, we are currently indemnifying our client Redfin Corporation in a lawsuit brought by Appliance Computing III d/b/a Surefield. Specifically, Appliance Computing III d/b/a Surefield has asserted that Redfin’s use of our 3D-Walkthrough technology infringes four patents. Redfin has asserted defenses in the litigation that the asserted patents are invalid and not infringed. Despite such defenses, we cannot guarantee a favorable outcome in the litigation or that our other clients’ use of the 3D-Walkthrough technology does not infringe the asserted patents.
Our agreements with customers, channel partners and certain vendors include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement pertaining to our products and technology. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Any claim of infringement by a third party, even one without merit, whether against us or for which we are required to provide indemnification, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property or develop a non-infringing design-around. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Any dispute with a customer with respect to these intellectual property indemnification obligations could have adverse effects on our relationship with that customer and other existing or new customers, and harm our business and operating results. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that cause us to cease selling subscriptions to our products, we may be subject to an injunction or other restrictions that cause us to rebrand or otherwise cease using certain trademarks in specified jurisdictions, or we may be required to redesign any allegedly infringing portion of our products or we may agree to a settlement that prevents us from distributing our platform or a portion thereof, any of which could adversely affect our business, financial condition and results of operations. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages, and any such coverage may not continue to be available to us on acceptable terms or at all.
Even if we are not a party to any litigation between a subscriber or business partner and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in subsequent litigation in which we are a named party. If we are required to take one or more such actions, our business, prospects, brand, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
With respect to any intellectual property rights claim, we may have to seek a license to continue operations that are found or alleged to violate such rights. Such licenses may not be available, or if available, may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.
Our business may be adversely affected if we are unable to protect our spatial data technology and intellectual property from unauthorized use by third parties.
Our success depends, at least in part, on our ability to protect our core spatial data technology and intellectual property. To accomplish this, we rely on, and plan to continue relying on, a combination of patents, trade secrets, employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, our technology. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Failure to adequately protect our technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in revenue, which would adversely affect our business prospects, financial condition and operating results.
The measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•    any patent applications we submit may not result in the issuance of patents;
•    the scope of issued patents may not be broad enough to protect proprietary rights;
•    any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;
•    the costs associated with enforcing patents or other intellectual property rights may make aggressive enforcement impracticable;
•    current and future competitors may circumvent patents or independently develop similar proprietary designs or technologies; and
•    know-how and other proprietary information we purport to hold as a trade secret may not qualify as a trade secret under applicable laws.
Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, and effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
We are a U.S. corporation that will be subject to U.S. corporate income tax on our worldwide operations. Moreover, most of our operations and customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.
As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our tax rates may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities and we may be subject to future changes in tax law, the impacts of which could adversely affect our after-tax profitability and financial results.
In the event that our business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. law, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to, changes in tax laws or the regulatory environment, changes in accounting and tax standards or practices, changes in the composition of operating income by tax jurisdiction and pre-tax operating results of our business.
We may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including the following:
•    the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities,
•    changes in the valuation of deferred tax assets and liabilities, if any,
•    expected timing and amount of the release of any tax valuation allowances, the tax treatment of stock-based compensation,
•    changes in the relative amount of earnings subject to tax in the various jurisdictions,
•    the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions,
•    changes to existing intercompany structure (and any costs related thereto) and business operations,
•    the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and
•    the ability to structure business operations in an efficient and competitive manner.
Outcomes of audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had $169.4 million of U.S. federal and $89.4 million of state net operating loss carryforwards available to reduce future taxable income. Certain of these carryforwards may be carried forward indefinitely for U.S. federal tax purposes, while others are subject to expiration beginning in 2031. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. The federal and state net operating loss carryforwards and certain other attributes, such as research tax credits, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of U.S. state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” would occur if the percentage of our equity interests held by one or more of our “5-percent shareholders” (as such term is used in Section 382 of the Code) increased by more than 50 percentage points over the lowest percentage of our equity held by such 5-percent shareholders at any time during the relevant testing period (usually three years). Similar rules may apply under state tax laws. We have not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger (as defined herein) or other transactions. As of December 31, 2021, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, which could make our common stock less attractive to investors and may make it more difficult to compare performance with other public companies.
We are an emerging growth company (“EGC”) as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we will continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the stock price may be more volatile.
An EGC may elect to delay the adoption of new or revised accounting standards, and under Section 102(b)(2) of the JOBS Act, we have elected to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in this Annual Report on Form 10-K and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.
We are also a “smaller reporting company” as defined under the Securities Act and Exchange Act. We may continue to be a smaller reporting company so long as either (i) the market value of shares of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of clause (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
We have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done previously. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions. In addition, we have purchased directors’ and officers’ liability insurance, which has substantial premiums. The additional reporting and other obligations imposed by these rules and regulations has increased and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.
We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable United States federal or state employment laws, or employment laws applicable to our employees outside of the United States. In addition, we implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations, and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceedings may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
Provisions in the Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
The Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, and subject to the Court of Chancery of the State of Delaware having subject matter jurisdiction or personal jurisdiction over the parties named as defendants therein, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•    any derivative action or proceeding brought on behalf of us;
•    any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or our stockholders;
•    any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, the Second Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws; or
•    any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Notwithstanding the foregoing, this exclusive forum provision will apply to other state and federal law claims including actions arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce this exclusive forum provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provision contained in the Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•    changes in the valuation of our deferred tax assets and liabilities;
•    expected timing and amount of the release of any tax valuation allowances;
•    tax effects of stock-based compensation;
•    costs related to intercompany restructurings;
•    changes in tax laws, regulations or interpretations thereof; or
•    lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we have been and may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes of these audits could have an adverse effect on our financial condition and results of operations.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
The Warrants and Earn-out Shares to Legacy Matterport stockholders are accounted for as liabilities and are recorded at fair value upon issuance/grant with changes in fair value each period reported in our earnings, which could have an adverse effect on the market price of our common stock and/or an adverse effect on our financial results.
Management evaluated the terms of the warrants issued, including the private placement warrants (“Private Placement Warrants”) and the publicly-traded warrants (“Public Warrants,” together with the Private Placement Warrants, the “Warrants”) in accordance with ASC 815, Derivatives and Hedging, and concluded that the Warrants are accounted for as a derivative liability and that derivative liability was recorded at fair value at their initial fair value on the date of issuance, and each balance sheet date thereafter, as determined based upon a valuation report obtained from an independent third-party valuation firm. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Earn-out Shares are recorded at fair value and the impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses for each future reporting period and that the amount of such gains or losses could be material. For example, for the year ended December 31, 2021, we recognized non-cash losses on the change in fair value of approximately $48.4 million on the Warrants and $140.5 million on the Earn-out Shares. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and/or our financial results.
Risks Related to Ownership of Our Common Stock
Our financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. Our results may vary from period to period as a result of fluctuations in the number of subscribers using our products as well as fluctuations in the timing and amount of our expenses. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•    our ability to attract new subscribers and retain existing subscribers, including in a cost-effective manner;
•    our ability to accurately forecast revenue and losses and appropriately plan our expenses;
•    the timing of new product introductions, which can initially have lower gross margins;
•    the effects of increased competition on our business;
•    our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•    our ability to protect our existing intellectual property and to create new intellectual property;
•    supply chain interruptions and manufacturing or delivery delays;
•    the length of the installation cycle for a particular location or market;
•    the impact of COVID-19 on our workforce, or those of our customers, suppliers, vendors or business partners;
•    disruptions in sales, production, service or other business activities or our inability to attract and retain qualified personnel; and
•    the impact of, and changes in, governmental or other regulation affecting our business.
Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on our stock price.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
General Risk Factors
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:
•labor availability and costs for hourly and management personnel;
•profitability of our products, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to products we serve;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.

The market price and trading volume of our common stock may be volatile and could decline significantly.
The stock markets, including Nasdaq, on which we list our shares of common stock under the symbol “MTTR,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price (or at all). We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•    the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•    actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•    additions and departures of key personnel;
•    failure to comply with the requirements of Nasdaq;
•    failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•    future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•    publication of research reports about us;
•    the performance and market valuations of other similar companies;
•    commencement of, or involvement in, litigation involving us;
•    broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•    speculation in the press or investment community;
•    actual, potential or perceived control, accounting or reporting problems;
•    changes in accounting principles, policies and guidelines; and
•    other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war, acts of terrorism or responses to these events.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity-ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Matterport’s corporate headquarters are located at 352 East Java Drive, Sunnyvale, California 94089, where we lease approximately 28,322 square feet of space. Our lease of this facility expires in the first quarter of 2025. We have additional leases in Chicago, Illinois and Lawrence, Kansas. We believe the existing facilities are in good operating condition and adequate to meet our needs for the immediate future. We may in the future procure additional space as we add employees and expand geographically.
Item 3. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions.
An expedited trial regarding the facial validity of the Transfer Restrictions took place from December 1-2, 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022. Separate proceedings regarding plaintiff’s remaining claims are pending.
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the asserted patents are invalid and not infringed. We have agreed to indemnify Redfin for the matter pursuant to our existing agreements with Redfin. The parties are vigorously defending this litigation. The case is tentatively set for trial in May 2022.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MTTR,” since July 22, 2021. Prior to that date, there was no public trading market for our common stock or warrants. Our warrants were listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MTTRW” from July 22, 2021 until January 14, 2022.
Holders of Record
As of March 11, 2022, there were approximately 280,814,312 shares of common stock outstanding with 271 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 11, 2022, there were approximately 18 private warrants to purchase common stock outstanding, with 2,669,060 holders of record, respectively.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Prior to the Merger, GHVI had not paid any dividends on its common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing business conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
As disclosed elsewhere in this Annual Report on Form 10-K, on January 5, 2022, we consummated the previously announced acquisition of 100% of the issued and outstanding equity interests in Enview, Inc. for an aggregate purchase price of approximately 1.59 million shares of the Company’s common stock and $35.5 million in cash (the “Acquisition”). The shares of Company common stock issued in connection with the Acquisition have not been registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s consolidated results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the accompanying notes, and other financial information included elsewhere within this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and other disclosures included in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Overview
Matterport is leading the digitization and datafication of the built world. We believe the digital transformation of the built world will fundamentally change the way people interact with buildings and the physical spaces around them. Our Company’s website is www.matterport.com.
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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 6.7 million spaces under management as of December 31, 2021, we are continuing to penetrate the estimated $228 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 6.7 million spaces under management as of December 31, 2021, our spatial data library is the clearinghouse for information about the built world.
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
Business Impact of COVID-19
In April 2020, we implemented a workforce restructuring and reduced spending on certain development programs in order to preserve operating flexibility and working capital, given that the duration and impact of the coronavirus (“COVID-19”) pandemic on our industry was highly uncertain during that period. We also modified our business practices, including reducing employee travel, recommending that all non-essential personnel work from home, and canceling or reducing physical participation in meetings, events and conferences. The COVID-19 pandemic did not adversely affect our revenue during the year ended December 31, 2021, and we have seen some signs of positive effects for our long-term business prospects as a result of the pandemic as businesses and consumers have increasingly adopted online technologies that allow them to manage their assets digitally and collaborate on tasks and projects via online platforms.
However, the future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic, impact on our customers and their spending habits, impact on our marketing efforts, effect on the growth of our customers’ businesses and their usage of our platform, and impact on our suppliers, all of which are uncertain and cannot be predicted with certainty. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our customers, and our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs. Delays, interruptions and disruptions in our supply chain have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products. It is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial position as well as those of our customers. For more information on our operations and risks related to the COVID-19 pandemic, please see the section titled “Risk Factors” in this Annual Report on Form 10-K.
The Merger
On July 22, 2021, we consummated the previously announced merger (collectively with the other transactions described in the Merger Agreement (defined below), the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (at such time named Gores Holding VI, Inc., a Delaware Corporation (“Gores”, or “GHVI”)), First Merger Sub, Second Merger Sub and Legacy Matterport. In connection with the consummation of the Merger, the registrant changed its name from Gores Holdings VI, Inc. to Matterport, Inc. First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Merger”). In connection with the Closing, we changed our name to Matterport, Inc. On July 23, 2021, our Class A common stock and warrants began trading on the Nasdaq Global Market under the symbols “MTTR” and “MTTRW,” respectively.
In connection with the Merger, the Company raised gross proceeds of $640.1 million, including the contribution of $345.1 million of cash held in Gores’ trust account from its initial public offering and an aggregate purchase price of $295.0 million in a private placement pursuant to the subscription agreements (“Private Investment in Public Equity” or “PIPE”) at $10.00 per share of Gores’ Class A common stock. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. The aggregate consideration paid to Legacy Matterport stockholders in connection with the Merger (excluding any potential Earn-Out Shares), was 218,875,000 shares of the Company Class A common stock, par value $0.0001 per share. The Per Share Matterport Stock Consideration was equal to approximately 4.1193 (the “Exchange Ratio”).

Table of Content
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were presented as those of Matterport in this report of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. See Note 3, in our consolidated financial statements included in this Annual Report on Form 10-K for additional detail about the Merger.
Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our Matterport Pro2 camera) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue and maintaining modest growth in license, product and services revenue.
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 55% and 48% of our total revenue for the years ended December 31, 2021 and 2020, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for approximately 4% of our total revenue for each of the years ended December 31, 2021 and 2020. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from year to year based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each year.

Table of Content
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Recently, we also have begun to offer capture devices and accessories manufactured by third parties. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third-party capture devices will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 29% and 39% of our total revenue for the years ended December 31, 2021 and 2020, respectively.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. Services revenue accounted for approximately 12% and 9% of our total revenue for the years ended December 31, 2021 and 2020, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of December 31, 2021, we had approximately 6.7 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Year ended December 31,
	2021	2020
Spaces under management	6.7	4.3
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

Table of Content
the organization has entered into a discrete enterprise agreement with us, even if the organization includes multiple divisions, segments or subsidiaries that utilize our platform. If multiple individuals, divisions, segments or subsidiaries within an organization have each entered into a discrete subscription with us, we consider each individual account to be a separate subscriber.
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the year ended December 31, 2021.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Free subscribers	448	210
Paid subscribers	55	44
Total subscribers	503	254
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

	Three Months Ended December 31,
	2021	2020
Net dollar expansion rate	110%	112%

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
Non-GAAP Income (loss) from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation expenses and transaction costs of our acquisition of Enview, Inc. announced in the fourth quarter of 2021. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business. Additionally, this measure eliminates the effects of stock-based compensation and the transaction costs of our acquisition of Enview, Inc. announced in the fourth quarter of 2021, which we do not consider to be indicative of our overall operating performance.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

Table of Content

	Year ended December 31,
	2021	2020
GAAP loss from operations	$(147,768)	$(11,562)
Add back: stock based compensation expense, net	100,844	2,505
Add back: acquisition-related costs	887	—
Non-GAAP loss from operations	$(46,037)	$(9,057)
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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(38,808)	$(3,597)
Less: purchases of property and equipment	810	30
Less: capitalized software and development costs	7,200	4,854
Free cash flow	$(46,818)	$(8,481)
Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”.
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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of December 31, 2021, we had over 503,000 subscribers on our platform and approximately 6.7 million spaces under management, which we believe represents more than 100 times number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
Adoption of our Solutions by Enterprise Subscribers
We are pioneering the transformation of the built world from offline to online. We provide a complete, data-driven set of solutions for the digitization and datafication of the built world across a diverse set of use cases and industries. We

Table of Content
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
As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 110% and 112% for the three months ended December 31, 2021 and 2020 demonstrates the stickiness and growth potential of our platform.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In the second half of 2021, we expanded availability of our industry-leading Matterport Pro2 camera in United Kingdom, France,

Table of Content
Italy and Spain and introduced Matterport for Android, making 3D capture available to anyone with a compatible Android device in more than 170 countries around the world. We continued expansion of Capture Services™ On-Demand to 5 countries and 142 cities as of December 31, 2021. Subscribers outside the United States accounted for approximately 39% of our subscription revenues for year ended December 31, 2021. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
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
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have a robust pipeline of new product releases. For example, in May 2020, we launched Matterport for iPhone, which gave every recent iPhone owner the ability to capture and collaborate on 3D spaces and resulted in significant subscriber growth and digital twin creations. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Verisk’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach.
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
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to assist construction teams with streamlining documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments captured by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party software applications. In November 2021, we launched a new plugin for Autodesk Revit customers, allowing them to upload a Matterport Scan-to-BIM file into Autodesk Revit and start creating and managing information on a construction or design project across its different stages. In December 2021, we extended the availability of the Matterport platform in AWS Marketplace so that AWS customers

Table of Content
will be able to access Matterport’s digital twin technology with AWS add-ons that potentially increase the value of digitization.
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
Cost of subscription revenue—Cost of subscription revenue consists primarily of costs associated with hosting and delivery services for our platform to support our subscribers and other users of our subscribers’ spatial data, along with our customer support operations. Cost of subscription revenue also includes amortization of internal-use software and stock-based compensation.
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

Table of Content
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
Selling, general and administrative expenses—Selling, general, and administrative expenses consist primarily of personnel-related expenses associated with our sales and marketing, finance, legal, information technology, human resources, facilities, and administrative employees, including salaries, benefits, bonuses, sales commissions, and stock-based compensation. We capitalize and amortize commissions associated with attracting new paid subscribers and services revenue equal to a period of three years, which is the estimated period for which we expect to benefit from the sales commissions. Selling, general and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services, and other corporate expenses. Following the Closing, we have incurred and expect to incur in the future additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our selling, general and administrative expenses will continue to increase in absolute dollars as our business grows. See “The Merger” above.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and investments.
Interest Expense
Interest expense consists primarily of interest payments for our debt facilities. See “Liquidity and Capital Resources—Debt and Financing Arrangements.”
Transaction costs expensed
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger.
Change in fair value of warrants liabilities
The public and private warrants are subject to fair value remeasurement at each balance sheet date. Matterport expects to incur incremental income (expense) in the consolidated statements of operations for the fair value change for the

Table of Content
outstanding public and private warrants liabilities at the end of each reporting period or through the exercise of such warrants.
Change in fair value of contingent earn-out liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determine the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and are subject to remeasurement to fair value at each balance sheet date. Matterport expects to incur incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability at the end of each reporting period.

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

Table of Content
RESULTS OF OPERATIONS
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020 (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2021	2020	Amount	%
Revenue:
Subscription	$61,275	$41,558	$19,717	47%
License	4,761	3,500	1,261	36%
Services	12,592	7,702	4,890	63%
Product	32,546	33,124	(578)	(2)%
Total revenue	111,174	85,884	25,290	29%
Costs of revenue:
Subscription	14,754	11,445	3,309	29%
License	—	69	(69)	(100)%
Services	10,046	6,131	3,915	64%
Product	26,403	20,300	6,103	30%
Total costs of revenue	51,203	37,945	13,258	35%
Gross profit	59,971	47,939	12,032	25%
Gross margin	54%	56%
Operating expenses:
Research and development	55,379	17,710	37,669	213%
Selling, general, and administrative	152,360	41,791	110,569	265%
Total operating expenses	207,739	59,501	148,238	249%
Loss from operations	(147,768)	(11,562)	(136,206)	1178%
Other income (expense):
Interest income	1,811	19	1,792	9,432%
Interest expense	(676)	(1,501)	825	(55)%
Transaction costs	(565)	—	(565)	—%
Change in fair value of warrants liabilities	(48,370)	—	(48,370)	—%
Change in fair value of contingent earn-out liability	(140,454)	—	(140,454)	—%
Other expense, net	(2,255)	(900)	(1,355)	151%
Total expense	(190,509)	(2,382)	(188,127)	7,898%
Loss before provision (benefit) for income taxes	(338,277)	(13,944)	(324,333)	2,326%
Provision (benefit) for income taxes	(217)	77	(294)	(382)%
Net loss	$(338,060)	$(14,021)	$(324,039)	2,311%

Revenues
Total revenue increased by $25.3 million, or 29%, to $111.2 million for the year ended December 31, 2021, from $85.9 million for the year ended December 31, 2020. The increase in revenue is attributable to growth from subscription, license, and services revenues, offset by a decrease in product revenue.

Table of Content

	Year Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$61,275	$41,558	$19,717	47%
License	4,761	3,500	1,261	36%
Services	12,592	7,702	4,890	63%
Product	32,546	33,124	(578)	(2)%
Total revenue	$111,174	$85,884	$25,290	29%
Subscription revenue increased by $19.7 million, or 47%, to $61.3 million for the year ended December 31, 2021, from $41.6 million for the year ended December 31, 2020, primarily due to higher volume of subscription plans from both new and existing subscribers. Of the $19.7 million increase, approximately $6.6 million was attributable to the higher volume of subscription plans from additional new subscribers during the year ended December 31, 2021 and approximately $13.1 million was attributable to additional sales to existing customers during that period.
License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue increased by $1.3 million, or 36%, to $4.8 million for the year ended December 31, 2021 from $3.5 million for the year ended December 31, 2020 primarily due to onboarding of new license customers.
Services revenue increased by $4.9 million, or 63%, to $12.6 million for the year ended December 31, 2021, from $7.7 million for the year ended December 31, 2020. The increase was primarily attributable to increased sales of capture services and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased by $0.6 million, or 2%, to $32.5 million for the year ended December 31, 2021, from $33.1 million for the year ended December 31, 2020. Although demand remained strong in 2021, the decrease was primarily due to the global supply chain constraints.
For further information related to the impact of COVID-19, please see “Business Impact of COVID-19.”
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Year Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$14,754	$11,445	$3,309	29%
Cost of license revenue	—	69	(69)	(100)%
Cost of services revenue	10,046	6,131	3,915	64%
Cost of products revenue	26,403	20,300	6,103	30%
Total cost of revenue	$51,203	$37,945	$13,258	35%
Total cost of revenue increased by $13.3 million, or 35%, to $51.2 million for the year ended December 31, 2021, from $37.9 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in cost of products revenue, increase in subscription services provided, and capture services sold.
Cost of subscription revenue increased by $3.3 million, or 29%, to $14.8 million for the year ended December 31, 2021, from $11.4 million for the year ended December 31, 2020. The increase was primarily attributable to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided.
Cost of license revenue did not fluctuate significantly year over year.

Table of Content
Cost of services revenue increased by $3.9 million, or 64%, to $10.0 million for the year ended December 31, 2021, from $6.1 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in volume and cost related to capture services sold.
Cost of products revenue increased by $6.1 million, or 30%, to $26.4 million for the year ended December 31, 2021, from $20.3 million for the year ended December 31, 2020. The increase was primarily attributable to increased costs related to materials to expedite and secure material to meet the demand for capture devices in the current supply chain environment, as well as increased direct labor, and manufacturing overhead to support the capture devices sold.
Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Gross profit	$59,971	$47,939
Gross margin	54%	56%
Gross profit increased by $12.0 million, or 25%, to $60.0 million for the year ended December 31, 2021, from $47.9 million for the year ended December 31, 2020. Gross margin decreased to 54% during the year ended December 31, 2021 from 56% during the year ended December 31, 2020. The increase in gross profit is primarily due to an increase of subscription and license revenue, which have higher gross margins compared to the gross margins of product revenue. The decrease in gross margin was primarily driven by the decrease in product gross margin from 39% for the year ended December 31, 2020 to 19% for the year ended December 31, 2021 primarily as we have used alternative suppliers and alternative parts from time to time to mitigate the challenges caused by supply chain shortage, partially offset by the higher subscription and license revenue gross margins.
Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$55,379	$17,710	$37,669	213%
Research and development expenses increased by $37.7 million, or 213%, to $55.4 million for the year ended December 31, 2021 from $17.7 million for the year ended December 31, 2020. The increase was primarily attributable to a $3.5 million increase in personnel-related costs, including an increase in salaries as a result of increased headcount, $28.4 million increase in stock-based compensation, and an increase of $3.0 million of professional services to support our continued investment in our platform and products.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$152,360	$41,791	$110,569	265%
Selling, general and administrative expenses increased by $110.6 million, or 265%, to $152.4 million for the year ended December 31, 2021, from $41.8 million for the year ended December 31, 2020. The increases were primarily attributable to increases in personnel-related costs, including $12.0 million increase in salaries as a result of increased headcount, $70.9 million increase in stock-based compensation, an increase of $7.2 million in legal fees due to an increase in acquisition costs and litigation activities, and a $4.7 million increase in consulting fees to support the growth in our business operations.

Table of Content
Interest Income

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Interest income	$1,811	$19
Interest income increased by $1.8 million, or 9,432%, to $1.8 million for the year ended December 31, 2021, from $0.02 million for the year ended December 31, 2020. The increase was primarily attributable to interest earned on our cash equivalents and investments during the year ended December 31, 2021.
Interest Expense

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Interest expense	$(676)	$(1,501)
Interest expense decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to repayment of our outstanding loans during the year ended December 31, 2021. As of December 31, 2021, we had no outstanding loans.
Transaction costs

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Transaction costs	$(565)	$—
For the year ended December 31, 2021, we expensed $0.6 million of transaction costs in relation to the consummation of the Merger.
Change in Fair Value of Warrants Liabilities

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Change in fair value of warrants liabilities	$(48,370)	$—
We recognized a change in fair value of warrants liabilities of $48.4 million for the year ended December 31, 2021 due to the increase in the fair value of our outstanding Public and Private Warrants since the Closing of the Merger.
Change in Fair Value of Contingent Earn-out Liability

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$(140,454)	$—
We recognized a change in fair value of contingent earn-out liability of $140.5 million for the year ended December 31, 2021, primarily due to the increase in the fair value of the Company common stock since the Closing of the Merger.

Table of Content
Other (Expense) Income, Net

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Other expense, net	$(2,255)	$(900)
Other expense increased by $1.4 million, or 151%, to $2.3 million for the year ended December 31, 2021 from $0.9 million for the year ended December 31, 2020. The increase was primarily due to amortization of investment premium and loss on debt extinguishment.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Provision for income taxes	$(217)	$77
The provision for income taxes did not significantly fluctuate year over year. The U.S. federal statutory tax rate is 21%, while our effective tax rate for the year ended December 31, 2021 and 2020 was 0.1% and (0.6)%, respectively. The difference was due primarily to the tax benefit of stock-based compensation in a foreign jurisdiction.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of December 31, 2021, we had cash, cash equivalents, restricted cash and investments of approximately $668.6 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, the proceeds from the Merger and proceeds from warrant and option exercises for cash.

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$139,519	$51,850
Restricted cash	468	400
Investments	528,590	—
Total cash, cash equivalents, and investments	$668,577	$52,250
We believe our existing cash resources are sufficient to support planned operations for the next 12 months. We completed the Merger and PIPE Financing on July 22, 2021, pursuant to which we received net proceeds of $612.9 million. We received $76.6 million in proceeds from the Public and Private Warrants exercised in cash in the last month of the year ended December 31, 2021. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
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

Table of Content
Debt and Financing Arrangements
Debt consists of our 2019 Term Loan, our 2018 Term Loan, our 2020 Term Loan, and our line of credit. During the year ended December 31, 2021, the Company repaid in full the 2019 Term Loan of $2.4 million, the Line of Credit of $3.0 million, the 2018 Term Loan of $5.6 million including $0.5 million of final payment fee and $0.1 million interest and prepayment fee, and the 2020 Term Loan of $2.0 million. As of December 31, 2021, there were no amounts outstanding under our term loans or line of credit.
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
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of December 31, 2021, our 12-month lease obligations (through December 31, 2022) totaled approximately $1.3 million, or approximately $4.2 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of December 31, 2021 totaled approximately $12.0 million and are mostly due throughout the year ending December 31, 2022.
Cash Flows
The following table set forth a summary of our cash flows for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	(38,808)	(3,597)
Investing activities	(541,821)	(4,884)
Financing activities	668,449	50,462

Table of Content
Net Cash Used in Operating Activities
Net cash used in operating activities was $38.8 million for the year ended December 31, 2021. This amount primarily consisted of a net loss of $338.1 million, offset by non-cash charges of $297.3 million, and a change in net operating assets and liabilities of $2.0 million. The non-cash charges primarily consisted of $5.8 million of depreciation and amortization expense, $1.4 million of amortization of investment premiums, net of accretion of discounts, $100.6 million of stock-based compensation expense, $48.4 million of change in fair value of warrants liabilities, $140.5 million of change in fair value of contingent earn-out liability, and $0.6 million of transaction costs related to reverse recapitalization. Changes in net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable, prepaid expenses and other assets, and inventories.
Net cash used in operating activities was $3.6 million for the year ended December 31, 2020. This amount primarily consisted of a net loss of $14.0 million, offset by non-cash charges of $9.3 million, and an increase in net operating assets and liabilities of $1.1 million. The non-cash charges primarily consisted of $4.8 million of depreciation and amortization expense, $2.5 million of stock-based compensation expense, $1.0 million of loss on extinguishment of loan and convertible note, $0.8 million increase of allowance for doubtful accounts, and $0.2 million amortization of debt discount and debt issuance costs. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue and accruals and other liabilities, which was partially offset by an increase in account receivable, prepaid and other assets, and inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities was $541.8 million for the year ended December 31, 2021. This amount primarily consisted of investments in available-for-sale securities of $532.6 million, capitalized software and development costs of $7.2 million, an investment in convertible notes receivable of $1.0 million and purchases of property and equipment of $0.8 million.
Net cash used in investing activities was $4.9 million for the year ended December 31, 2020. This amount primarily consisted of capitalized software and development costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $668.4 million for the year ended December 31, 2021. This amount primarily consisted of $612.9 million proceeds from reverse recapitalization and PIPE financing, net, $76.6 million proceeds from exercise of warrants, $2.1 million proceeds from exercise of stock options, partially offset by $10.0 million payment of transaction costs related to reverse recapitalization and repayment of debt of $13.1 million.
Net cash provided by financing activities was $50.5 million for the year ended December 31, 2020. This amount primarily consisted of proceeds from issuance of redeemable convertible preferred stock, net, of $43.7 million, proceeds from issuance of convertible notes of $8.5 million, proceeds from external loans of $6.2 million, partially offset by repayment of debt of $8.0 million.
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

Table of Content
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2.—Summary of Significant Accounting Policies of our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Contract payment terms vary, and are generally net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.
Stock-Based Compensation
We measure and record the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation. For stock-based awards with performance conditions, we record compensation expenses when it is deemed probable that the performance condition will be met. We account for forfeitures as they occur. We selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.
We calculated the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility—We estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Table of Content
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
Refer to Note 14—Stock Plan, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our stock-based compensation plans.
Common Stock Valuation
Prior to the Closing date, in the absence of a public trading market for our common stock, on each grant date, the fair value of our common stock had historically been determined by our board of directors with inputs from management, taking into account our most recent valuations from an independent third-party valuation specialist. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used to determine the estimated fair value of our common stock were based on numerous objective and subjective factors, combined with management’s judgment, including:
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
In determining the fair value of our common stock, we established the enterprise value of our business using the market approach. Under the market approach, a group of guideline publicly traded companies with similar financial and operating characteristics to Matterport were selected, and valuation multiples based on the guideline public companies’ financial information and market data were calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our historical and forecasted revenue results.
In allocating the equity value of our business among the various classes of equity securities prior to December 2020, we used the option pricing model (“OPM”) method, which models each class of equity securities as a call option with a unique claim on our assets. The OPM treated our common stock and redeemable convertible preferred stock as call options on an equity value with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. The common stock was modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our redeemable convertible preferred stock is liquidated. The exclusive reliance on the

Table of Content
OPM until December 2020 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.
Since December 2020, we used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Matterport, assuming various outcomes. The common stock value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. We considered two different scenarios: (a) a transaction with a SPAC, (b) remaining a private company. Under the hybrid method, we used the OPM, the if-converted method, and the liquidation method to allocate the equity value of our business among the various classes of stock. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into shares of common stock based upon their conversion terms and differences in the rights and preferences of the share of redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock. A DLOM was meant to account for the lack of marketability of a stock that was not publicly traded. In making the final determination of common stock value, consideration was also given to recent sales of common stock.
Application of these approaches and methodologies involved the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impacted our valuations as of each valuation date and may have had a material impact on the valuation of our common stock.
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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock options and restricted share units (RSUs) holders are entitled to receive an aggregate of 23,460,000 shares of the Company’s Class A common shares (“Earn-out Shares”) upon the Company achieving certain Earn-out triggering events during the Earn-out Period (as described in Note 13 of our consolidated financial statements included in this Annual Report Form 10-K).
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded a component of other expense, net in the consolidated statements of operations.
Earn-out Shares issuable to certain holders of Legacy Matterport stock options and RSUs in respect of such stock options and RSUs (the “Earn-out Awards”) are subject to forfeiture and are accounted for in accordance with ASC 718.

Table of Content
The Company measures and recognizes stock-compensation expense based on the fair value of the Earn-out Awards over the derived service period for each tranche. Forfeitures are accounted for as they occur.
Upon the forfeiture of Earn-out Shares issuable to any eligible holder of Legacy Matterport stock options and RSUs, the forfeited Earn-out awards are subject to reallocation and grant on a pro rata basis to the remaining eligible Legacy Matterport stockholders and stock options and RSUs holders. The reallocated issuable shares to Legacy Matterport common stockholders are recognized as contingent earn-out liability, and the reallocated issuable shares to Legacy Matterport stock options and RSUs holders are recognized as stock-based compensation over the remaining derived service period based on the fair value on the date of the reallocation.
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

The Earn-out triggering events were achieved as of January 18, 2022, and all Earn-out Shares were issued to eligible recipients on February 1, 2022.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in this Annual Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Matterport is subject to market risk, primarily relating to potential losses arising from adverse changes in foreign currency exchange rates.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, U.K. and Singapore. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities, and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matterport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matterport Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
March 18, 2022

We have served as the Company's auditor since 2019.

Table of Content
MATTERPORT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$139,519	$51,850
Restricted cash	468	400
Short-term investments	264,931	—
Accounts receivable, net of allowance of $291 and $799, as of December 31, 2021 and December 31, 2020, respectively	10,879	3,924
Inventories	5,593	3,646
Prepaid expenses and other current assets	16,313	2,453
Total current assets	437,703	62,273
Property and equipment, net	14,118	8,210
Long-term investments	263,659	—
Other assets	3,696	1,369
Total assets	$719,176	$71,852
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$12,227	$3,434
Current portion of long-term debt	—	8,215
Deferred revenue	11,074	4,606
Accrued expenses and other current liabilities	10,026	6,995
Total current liabilities	33,327	23,250
Warrants liability	38,974	—
Contingent earn-out liability	377,576	—
Long-term debt	—	4,502
Deferred revenue, non-current	874	297
Other long-term liabilities	262	335
Total liabilities	451,013	28,384
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 and 125,405 shares authorized as of December 31, 2021 and 2020, respectively; nil and 124,979 shares issued and outstanding as of December 31, 2021 and 2020; and liquidation preference of nil and $166,131 as of December 31, 2021 and 2020, respectively	—	164,168
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 640,000 shares and 230,680 shares authorized as of December 31, 2021 and 2020, respectively; and 250,173 shares and 38,981 shares issued and outstanding as of December 31, 2021 and 2020, respectively	25	4
Additional paid-in capital	737,735	9,159
Accumulated other comprehensive income (loss)	(1,539)	135
Accumulated deficit	(468,058)	(129,998)
Total stockholders’ equity (deficit)	268,163	(120,700)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$719,176	$71,852
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Subscription	$61,275	$41,558
License	4,761	3,500
Services	12,592	7,702
Product	32,546	33,124
Total revenue	111,174	85,884
Costs of revenue:
Subscription	14,754	11,445
License	—	69
Services	10,046	6,131
Product	26,403	20,300
Total costs of revenue	51,203	37,945
Gross profit	59,971	47,939
Operating expenses:
Research and development	55,379	17,710
Selling, general, and administrative	152,360	41,791
Total operating expenses	207,739	59,501
Loss from operations	(147,768)	(11,562)
Other income (expense):
Interest income	1,811	19
Interest expense	(676)	(1,501)
Transaction costs	(565)	—
Change in fair value of warrants liabilities	(48,370)	—
Change in fair value of contingent earn-out liability	(140,454)	—
Other expense, net	(2,255)	(900)
Total expense	(190,509)	(2,382)
Loss before provision (benefit) for income taxes	(338,277)	(13,944)
Provision (benefit) for income taxes	(217)	77
Net loss	$(338,060)	$(14,021)
Net loss per share, basic and diluted	$(2.58)	$(0.43)
Weighted-average shares used in per share calculation, basic and diluted	131,278	32,841
The accompanying notes are an integral part of these consolidated financial statements

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(338,060)	$(14,021)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(187)	99
Unrealized loss on available-for-sale securities, net of tax	(1,487)	—
Other comprehensive income (loss)	$(1,674)	$99
Comprehensive loss	$(339,734)	$(13,922)
The accompanying notes are an integral part of these consolidated financial statements

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2019	98,542	$110,978	32,132	$3	$5,871	$36	$(115,539)	$(109,629)
Net loss	—	—	—	—	—	—	(14,021)	(14,021)
Other comprehensive income	—	—	—	—	—	99	—	99
Conversion of convertible note to Series D redeemable convertible preferred stock	4,729	9,501	—	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stocks net of issuance costs	21,708	43,689	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,293	1	1,538	—	—	1,539
Issuance of common stock warrants net of issuance costs	—	—	—	—	55	—	—	55
Settlement of vested stock options	—	—	—	—	(956)	—	—	(956)
Repurchase and Retirement of common stock	—	—	(444)	—	—	—	(438)	(438)
Stock-based compensation	—	—	—	—	2,651	—	—	2,651
Balance as of December 31, 2020	124,979	$164,168	38,981	$4	$9,159	$135	$(129,998)	$(120,700)
Net loss	—	—	—	—	—	—	(338,060)	(338,060)
Other comprehensive loss	—	—	—	—	—	(1,674)	—	(1,674)
Conversion of convertible note to Series D redeemable convertible preferred stock	(125,031)	(164,461)	126,461	13	164,448	—	—	164,461
Issuance of Series D redeemable convertible preferred stock to a customer	52	293	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,072	—	2,068	—	—	2,068
Issuance of common stock upon exercise of legacy Matterport common stock warrants	—	—	1,038	—	—	—	—	—
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	72,531	7	539,890	—	—	539,897
Issuance of common stock upon exercise of public and private warrants	—	—	7,090	1	155,055	—	—	155,056
Earn-out liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(237,122)	—	—	(237,122)
Stock-based compensation	—	—	—	—	104,237	—	—	104,237
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163

(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(338,060)	$(14,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,824	4,778
Amortization of debt discount	135	223
Amortization of investment premiums, net of accretion of discounts	1,370	—
Stock-based compensation, net of amounts capitalized	100,605	2,505
Change in fair value of warrants liabilities	48,370	—
Change in fair value of contingent earn-out liability	140,454	—
Transaction costs	565	—
Deferred income taxes	(385)	—
Loss on extinguishment of debt and convertible notes	210	955
Allowance for doubtful accounts	222	846
Other	(102)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(7,170)	(3,264)
Inventories	(1,946)	(1,731)
Prepaid expenses and other assets	(7,751)	(1,109)
Accounts payable	8,812	616
Deferred revenue	7,602	2,524
Accrued expenses and other liabilities	2,437	4,085
Net cash used in operating activities	(38,808)	(3,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(810)	(30)
Capitalized software and development costs	(7,200)	(4,854)
Purchase of investments	(532,561)	—
Investment in privately held companies	(250)	—
Investment in convertible notes	(1,000)	—
Net cash used in investing activities	(541,821)	(4,884)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization and PIPE financing, net	612,854	—
Payment of transaction costs related to reverse recapitalization	(10,013)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	43,689
Proceeds from exercise of stock options	2,068	1,538
Proceeds from exercise of warrants	76,607	—
Proceeds from debt, net	—	6,221
Proceeds from convertible notes, net of issuance costs	—	8,457
Repayment of debt	(13,067)	(8,049)
Settlement of vested stock options	—	(956)
Repurchase of common stock	—	(438)
Net cash provided by financing activities	668,449	50,462
Net change in cash, cash equivalents, and restricted cash	87,820	41,981
Effect of exchange rate changes on cash	(83)	117
Cash, cash equivalents, and restricted cash at beginning of year	52,250	10,152
Cash, cash equivalents, and restricted cash at end of period	$139,987	$52,250

Supplemental disclosures of cash flow information
Cash paid for interest	$753	$1,071
Cash paid for taxes	$80	$52
Supplemental disclosures of non-cash investing and financing information
Contingent earn-out liability recognized upon the closing of the reverse recapitalization and re-allocation	$237,122	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$164,461	$—
Exchange of convertible notes for redeemable convertible preferred stock	$—	$9,501
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 22, 2021 (the “Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Merger Agreement, the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.) (the “Company”), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC” (the “Mergers”). Upon the closing of the Merger, we changed our name to Matterport, Inc. See Note 3 “ Reverse Recapitalization” for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Reclassification
Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock and other assumptions used to measure stock-based compensation, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, and the determination of stand-alone selling price (“SSP”) of various performance obligations. As of December 31, 2021, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
Management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other factors, including the current economic environment and the impact of COVID-19, which management believes to be

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s accounts receivable is derived from customers located both inside and outside the United States. The Company mitigates its credit risks by performing ongoing credit evaluations of the financial condition of its customers and requires advance payment from customers in certain circumstances. The Company generally does not require collateral from its customers. No customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2021 and 2020. No customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2021 and 2020.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of $0.5 million and $0.4 million as of December 31, 2021 and 2020. The restricted cash is cash deposits restricted under the 2020 Term Loan. Refer to Note 7. Debt for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $0.3 million and $0.8 million, respectively.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement
The Company accounts for certain of its financial assets and liabilities at fair value. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.
Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term debt is carried at amortized cost, which approximates its fair value based on borrowing rates as of December 31, 2020 available to the Company for loans with similar terms. The fair value of the Company’s debt is determined based on Level 2 inputs using primarily observable markets.
Inventories
Inventories consist primarily of finished goods, assemblies, and raw materials. Assemblies are generally purchased from contract manufacturers. Inventories are valued at the lower of cost or net realizable value. Costs are determined using standard cost, which approximates actual cost on a first-in, first-out basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods.
The Company recorded a provision for excess and obsolete inventory of nil and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:

Machinery and equipment	2 - 7 years
Furniture and fixtures	3 years
Capitalized software and development costs	3 years
Leasehold improvements	Shorter of remaining lease term or 10 years
Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations. Maintenance and repairs are charged to operations as incurred.
Long-Lived Assets, Net
The Company evaluates the recoverability of its property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review determines that the carrying amount of specific property and equipment is not recoverable, the carrying amount of such assets is reduced to its fair value. There was no impairment of long-lived assets for the years ended December 31, 2021 and 2020.
Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis.
Investments
The Company classifies its investments in marketable and non-marketable securities as available-for-sale debt securities at the time of purchase based on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments not considered cash equivalents and with maturities within one year or less from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.
Unrealized gains and losses on available-for-sale debt securities are excluded from net income (loss) and reported in accumulated other comprehensive income (loss) (“AOCI”) as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and the decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.
The Company also has certain private equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations. Refer to Note 6. Fair Value Measurements for additional information.
Transaction costs
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the public and private warrants liabilities were expensed in the consolidated statements of operations. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. As of December 31, 2020, $0.1 million of deferred transaction costs were included within other assets in the consolidated balance sheet.
Business Combination
Business acquisitions are accounted for using the acquisition method under Accounting Standards Codifications (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable intangible assets acquired and liabilities assumed is recorded based on their preliminary estimated fair values on the acquisition date. The initial valuations are derived from estimated fair value assessments and assumptions used by management. Acquisition related costs are expensed as incurred in the Consolidated Statements of Operations. No acquisitions closed during the year ended December 31, 2021 and 2020. The Company incurred $0.9 million of acquisition-related costs for the year ended December 31, 2021 for the acquisition announced in the fourth quarter of fiscal year 2021.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted share unit (“RSU”) holders are entitled to receive an aggregate of 23,460,000 shares of the Company’s Class A common stock (“Earn-out Shares”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 13).
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded a component of other income (expense), net in the consolidated statements of operations.
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
Upon the forfeiture of Earn-out Shares issuable to any eligible holder of Legacy Matterport stock options and RSUs, the forfeited Earn-out awards are subject to reallocation and grant on a pro rata basis to the remaining eligible Legacy Matterport stockholders and stock options and RSUs holders. The reallocated issuable shares to Legacy Matterport common stockholders are recognized as contingent earn-out liability, and the reallocated issuable shares to Legacy Matterport stock options and RSUs holders are recognized as stock-based compensation expense over the remaining derived service period based on the fair value on the date of the reallocation.
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
If the applicable earn-out triggering event is achieved for a tranche, the Company will account for the Earn-out Shares for such tranche as issued and outstanding common stock. As of December 31, 2021, the earn-out triggering events have not yet been achieved, the Earn-out Shares are contingently issuable and not reflected in the consolidated financial statements. Refer to Note 19. Subsequent Events for additional information.

Comprehensive Loss and Foreign Currency Translation
The functional currency of Matterport, Inc. and its wholly owned subsidiary in Singapore is the U.S. dollar. Matterport, Inc.’s United Kingdom (“U.K.”) subsidiary uses the British Pound as its functional currency to maintain its books and records. Matterport, Inc., therefore, translates its monetary assets and liabilities for its subsidiaries with a functional currency other than the U.S. dollar by using the applicable exchange rate as of the consolidated balance sheet date, and the consolidated statements of comprehensive loss and consolidated statements of cash flows are translated at

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the consolidated financial statements are recorded as accumulated other comprehensive income or loss.
For transactions that occur in a foreign currency other than the functional currency of Matterport, Inc. or its subsidiaries, the Company records the transaction at the applicable rate on the date of recognition. Monetary assets and liabilities are remeasured at each consolidated balance sheet date until settled and changes are reported as transaction gains or losses in other income (expense), net in the consolidated statements of comprehensive loss.
Revenue Recognition
The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on January 1, 2019, using the full retrospective method. The Company determines the amount of revenue to be recognized through the application of the following steps: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. In accordance with ASC 606, the Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Nature of Revenue

The Company recognizes revenue from subscription, license, services and sale of products.

Subscription — Revenues comprises of fees that provide customer access to ordered subscription services. Customers have the ability to select from several levels of subscription to the Matterport platform (“Subscription Levels”). Each selected Subscription Level includes Subscription Level-specific features and Subscription Level-specific pricing for add-ons that are available to the user at any time during the subscription term.

Subscription fees are invoiced in advance of the service being provided to the customer. Typical payment terms provide that customers pay within 30 days of invoice. The portion of the transaction price allocated to the subscription is recognized ratably over the subscription term, which typically ranges from one month to a year as the Company’s management has concluded that the nature of the Company’s promise to the customer is to provide continuous access to the Matterport platform, which represents a stand-ready obligation provided throughout the subscription period. Annual and monthly subscriptions are renewed automatically at the end of each term.

The Company’s contracts with customers typically do not include termination rights for convenience, nor do they include terms with a significant financing component.

License — The Company provides a perpetual license to spatial data assets in exchange for a fixed license fee. The license represents right-to-use intellectual property and revenue is recognized at the point in time control of license transfers to the customer.

Services — The Company provides capture services of spatial data and other add-on services to existing subscription customers. Capture services and other add-on services are typically invoiced in arrears on a monthly basis as services are provided. The Company recognizes revenue as the services are delivered.

Product — The Company provides 3D capture cameras and third-party capture devices to customers. Cameras are invoiced upon shipment. The portion of the transaction price allocated to the camera is recognized upon control transferring to the customer. Revenue from sales to end users is recognized upon shipment, net of estimates of returns, as these buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized. Estimates of returns are made at contract inception and updated each reporting period. Revenue from sales to value-added resellers is recognized upon shipment and resellers do not have rights of return.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the Company’s promise to transfer the associated products, rather than as a separate performance obligation. Accordingly, the

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company records amounts billed for shipping and handling costs as a component of net product sales, and classifies such costs as a component of cost of products.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers frequently include multiple performance obligations that may consist of subscription, license, services and products. For these contracts, the transaction price is allocated to each performance obligation on a relative SSP. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

The Company determines SSP based on the Company’s best estimates and judgments by considering its pricing strategies, historical selling price of these performance obligations in similar transactions, bundling and discounting practices, customer and geographic information, and other factors. More than one SSP may exist for individual goods and services due to the stratification of those goods and services, considering attributes such as the size of the customer and geographic region. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the consolidated statements of operations during a given period.

Deferred Commission, Net

Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs require capitalization under ASC 340-40, Other Assets and Deferred Costs — Contracts and Customers, and amortization over the estimated period over which the benefit is expected to be received as direct sales commissions paid for subscription renewals are not commensurate with the amounts paid for initial contracts. The Company applies the practical expedient and expenses commissions when incurred if the amortization period is one year or less. The capitalized direct commission costs are included in other assets on the Company’s consolidated balance sheets and the amortization of these costs is included in selling, general, and administrative in the Company’s consolidated statements of operations. Deferred commission, net was $1.6 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general, and administrative in the consolidated statements of operations. Advertising expense was $10.5 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, and other direct expenses.

Internal-Use Software Development Costs

The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud-based applications used to deliver the Matterport platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Stock-Based Compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. The Company accounts for forfeitures as they occur. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility — The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term — The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with a term that is equal to the options’ expected term at the grant date.

Dividend Yield — The Company has never declared or paid dividends and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Common Stock Valuation

In the absence of a public trading market for the Company’s common stock prior to the Merger, on each grant date, the fair value of the Company’s common stock was determined by the Company’s board of directors with inputs from management, taking into account the most recent valuations from an independent third-party valuation specialist. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The Company used a hybrid method utilizing a combination of the option-pricing model and the probability weighted expected return method (“PWERM”) to allocate the Company’s equity value among outstanding common stock. After the allocation to the various classes of equity securities, a discount for lack of marketability was applied to arrive at a fair value of common stock. Application of these approaches and methodologies involved the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders’ deficit when the stock contains contingent redemption features that are not solely within the Company’s control. The Company does not adjust the carrying values of shares of its redeemable convertible preferred stock to the liquidation preferences of such shares until it is reasonably certain that the event that would obligate the Company to pay the liquidation preferences to the holders of the redeemable convertible preferred stock will occur.

Common Stock Warrants

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares or if there is a deemed possibility that the Company may need to settle the warrants in cash, in which case the Company records the fair value of the warrants as a liability. All the Company’s outstanding common stock warrants as of December 31, 2020, were classified as equity.

Income Taxes

The Company utilizes the asset and liability method for computing its income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. The

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, warrants, and redeemable convertible preferred stock. As the Company has reported loss for the periods presented, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Under the new standard, capitalized implementation costs are generally amortized over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. All capitalized implementation amounts will be required to be presented in the same line items of the consolidated financial statements as the related hosting fees. The Company adopted ASU No. 2018-15 beginning January 1, 2021 on a prospective method. The adoption did not have a material impact on the Company’s consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize on the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with comparative prior periods not restated. The new standard, including related amendments subsequently issued by the FASB, is effective for the Company beginning January 1, 2022. The Company will adopt the new guidance on the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances of comparative periods. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs, for any existing leases on the adoption date. In addition, for the facility leases, the Company intends to elect to account for lease and non-lease components as a single lease component. The Company will also make an accounting policy election not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet. The Company has substantially completed its evaluation of the effect that the adoption of this guidance will have on its consolidated financial statements. In connection with the adoption of the new guidance, the Company expects to recognize ROU assets of approximately $3.6 million and lease liabilities of approximately $3.8 million on its statement of financial position for operating leases, with limited impact to its results of operations and cash flows. The Company believes that substantially all of its undiscounted future minimum operating lease commitments based on its current lease portfolio that were not recognized on its consolidated balance sheet as of December 31, 2021 and as disclosed in Note 8 to the consolidated financial statements, will be subject to the new standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-13 beginning January 1, 2023, and is currently evaluating the impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 will be effective for all other entities, including emerging growth companies, for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU No. 2019-12 beginning January 1, 2022, and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issues ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers, as if it had originated the contracts. This ASU is effective for pubic entities for interim and annual periods beginning after December 15, 2022. ASU No. 2021-08 will be effective for all other entities, including emerging growth companies, for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2021-08 beginning January 1, 2023, and is currently assessing the impact the guidance will have on the Company’s consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•each outstanding vested and unvested Legacy Matterport common stock option was converted into a rollover option, exercisable for shares of Matterport Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Per Share Matterport Stock Consideration; and
•each outstanding and unvested Legacy Matterport RSU was converted into a rollover RSU for shares of Matterport Class A common stock with the same terms except for the number of shares, which were adjusted using the Per Share Matterport Stock Consideration
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were presented as those of Matterport in this report of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Revenue:
United States	$67,544	$52,093
International	43,630	33,791
Total revenue	$111,174	$85,884
No country other than the United States accounted for more than 10% of the Company’s revenue for the years ended December 31, 2021 and 2020, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Over time revenue	$73,867	$49,260
Point-in-time revenue	37,307	36,624
Total	$111,174	$85,884

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The contract balances as of December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Accounts receivable, net	$8,898	$2,700
Unbilled accounts receivable	$1,981	$1,224
Deferred revenue	$11,948	$4,903
During fiscal years 2021 and 2020, the Company recognized revenue of $4.5 million and $2.2 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $25.9 million and $12.2 million at the end of fiscal years 2021 and 2020 and consisted of deferred revenue and backlog, respectively. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of fiscal year 2021 were $21.6 million and the remaining thereafter.
5. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance—beginning of period	$(799)	$(337)
Increase in reserves	(222)	(846)
Write-offs	730	384
Balance—end of period	$(291)	$(799)
Inventories—Inventories as of December 31, 2021 and 2020, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Finished Goods	$295	$538
Work in process	2,043	2,219
Purchased parts and raw materials	3,255	889
Total inventories	$5,593	$3,646
Property and Equipment, Net—Property and equipment as of December 31, 2021 and 2020, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Machinery and equipment	$2,324	$1,435
Furniture and fixtures	355	359
Leasehold improvements	728	733
Capitalized software and development costs	28,964	18,126
Total property and equipment	32,371	20,653
Accumulated depreciation and amortization	(18,253)	(12,443)
Total property and equipment, net	$14,118	$8,210

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expenses were $5.8 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the years ended December 31, 2021 and 2020, was $10.8 million and $5.0 million, respectively. These are recorded as part of property and equipment, net on the consolidated balance sheets. Amortization expense was $5.5 million and $4.5 million for years ended December 31, 2021 and 2020, respectively, of which $4.7 million and $3.9 million was recorded to costs of revenue related to subscription and $0.8 million and $0.6 million to selling, general and administrative in the consolidated statements of operations, respectively.
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2021 and 2020, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Accrued compensation	$2,754	$3,208
Tax payable	1,063	1,164
ESPP Contribution	693	—
Transaction cost payable	—	135
Other current liabilities	5,516	2,488
Total accrued expenses and other current liabilities	$10,026	$6,995
6. FAIR VALUE MEASUREMENTS
We categorize assets and liabilities recorded or disclosed at fair value on the consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,142	$—	$—	$44,142
Total cash equivalents	$44,142	$—	$—	$44,142
Short-term investments:
Non-U.S. government and agency securities	—	24,317	—	24,317
Corporate debt securities	—	92,737	—	92,737
Commercial paper	—	147,877	—	147,877
Total short-term investments	$—	$264,931	$—	$264,931
Long-term investments:
U.S. government and agency securities	$185,075	$—	$—	$185,075
Corporate debt securities	—	78,584	—	78,584
Total long-term investments	$185,075	$78,584	$—	$263,659
Other assets:
Convertible notes receivable	$—	$—	$1,107	$1,107
Total other assets:	$—	$—	$1,107	$1,107

Total assets measured at fair value	$229,217	$343,515	$1,107	$573,839

Financial Liabilities:
Public warrants liability	$15,645	$—	$—	$15,645
Private warrants liability	—	23,329	—	23,329
Contingent earn-out liability	—		377,576	377,576
Total liabilities measured at fair value	$15,645	$23,329	$377,576	$416,550

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$43,116	$—	$—	$43,116
Total cash equivalents	$43,116	$—	$—	$43,116

Total assets measured at fair value	$43,116	$—	$—	$43,116

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of December 31, 2021 (in thousands). There were no investments as of December 31, 2020.

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$186,113	$—	$(1,038)	$185,075
Non-U.S. government and agency securities	24,385	—	(68)	24,317
Corporate debt securities	171,772	—	(451)	171,321
Commercial paper	147,914	—	(37)	147,877
Convertible notes receivable	1,000	107	—	1,107
Total available-for-sale investments	$531,184	$107	$(1,594)	$529,697
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments recorded for these securities at December 31, 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. As of December 31, 2021, the Company applied a probability of 70% and 30% to the conversion and repayment scenario, respectively and an average discount rate of 16.2% in the valuation.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of December 31, 2021, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$265,216	$264,931
Due between one and three years	265,968	264,766
Total	$531,184	$529,697
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On April 28, 2020, the Company amended the 2017 Second Amended and Restated Agreement with the lender (the “2020 Amendment”) to increase the limit of the revolving line of credit from $3.0 million to $5.0 million and extend the maturity date of the revolving line to December 15, 2020. On December 22, 2020, the Company amended and extended the line of credit maturity date from December 15, 2020, through December 14, 2021. The interest rates for the term loan and the revolving line of credit were 5.25%. As of December 31, 2020, $3.0 million of principal was outstanding under the 2020 Amendment revolving line of credit. In July 2021, the Company repaid in full the Line of Credit of $3.0 million.
For years ended December 31, 2021 and 2020, the Company recorded $0.2 million and $0.3 million of interest expenses under the 2019 Term Loan and the Line of Credit. The Company repaid $2.4 million and $0.6 million of principal outstanding under the 2019 Term Loan during the years ended December 31, 2021 and 2020, respectively. The 2015 Term Loan was fully repaid as of September 30, 2021.
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
For the years ended December 31, 2021 and 2020, the Company recorded $0.3 million and $0.8 million of interest expense, respectively, and repaid $5.6 million and $3.2 million of principal outstanding under the 2018 Agreement, respectively. As of December 31, 2020, there was $5.1 million of principal outstanding under the 2018 Agreement. The amount repaid in the year ended December 31, 2021 included a $0.5 million required final payment fee pursuant to the

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Agreement and $0.1 million prepayment fee as the Company fully repaid the 2018 Term Loan in July 2021. The Company recorded $0.1 million loss on the extinguishment for the year ended December 31, 2021.
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
For the years ended December 31, 2021 and 2020, the Company recorded $0.2 million and $0.1 million of interest expense, respectively. The Company started repayment of principal in May 2021 and repaid $2.0 million of principal outstanding in year ended December 31, 2021. The Company fully repaid the 2020 Term Loan and recorded $0.1 million loss on the 2018 Term Loan extinguishment for year ended December 31, 2021. For the year ended December 31, 2020, the Company did not repay any principal outstanding under the 2020 Term Loan.
2020 Note—In April 2020, the Company entered into a Paycheck Protection Program Note (“PPP Note”) for $4.3 million pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act administered by the U.S. Small Business Administration (“SBA”). The term of the PPP Note was two years with a maturity date in April 2022 and contained a fixed annual interest rate of 1.0%. Principal and interest were payable monthly and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company repaid in full the PPP Note in May 2020. The Company recorded $0.1 million of interest expense for year ended December 31, 2020.
The Company fully repaid all debt as of December 31, 2021. Debt obligations as of December 31, 2020, consisted of the following (in thousands):

December 31, 2020
Line of credit	$3,000
2019 term loan	2,417
2018 term loan	5,650
2020 term loan	2,000
Total debt	$13,067
Less: unamortized debt discount	(350)
Total debt, net of debt discount	12,717
Less: Current portion of long-term debt	(8,215)
Long-term debt	$4,502
8. COMMITMENTS AND CONTINGENCIES
Lease and Purchase Obligation—The Company leases offices under operating leases for its U.S. headquarters and international locations that expire at various dates through 2025. Under the lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the year ended December 31, 2021 and 2020, was $1.8 million and $2.5 million, respectively. In addition, the Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, future minimum operating lease payments and purchase obligations are as follows (in thousands):

	Operating Leases	Purchase Obligations	Total Lease and Purchase Obligations
2022	$1,312	$11,505	$12,817
2023	1,339	308	1,647
2024	1,306	175	1,481
2025	207	—	207
Thereafter	—	—	—
Total	$4,164	$11,988	$16,152
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

On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place from December 1-2, 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022. Separate proceedings regarding plaintiff’s remaining claims are pending.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the asserted patents are invalid and not infringed. We have agreed to indemnify Redfin for the matter pursuant to our existing agreements with Redfin. The parties are vigorously defending this litigation. The case is tentatively set for trial in May 2022.

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

The Company monitors developments in these legal matters that could affect the any estimate if the Company had previously accrued. As of December 31, 2021 and 2020, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provided for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

circumstances, are not subject to a cap. As of December 31, 2021, there were no known events or circumstances that have resulted in a material indemnification liability.
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
The 2020 Notes contain an embedded derivative. The fair value of the derivative was recorded as a liability with an offsetting amount recorded as a debt discount, and the debt discount is recorded against the carrying amount of the related convertible notes outstanding. The amortization of the debt discount was recorded as interest expense. The embedded derivative liability was re-valued to the current fair value at the end of each reporting period using the income-based approach. Upon conversion, the embedded derivative liability was re-valued at the conversion, and then the related fair value amount was recorded to other (expense) income in the consolidated statements of operations as part of loss on debt extinguishment. The fair value of the embedded derivative upon issuance was $1.0 million and was adjusted to $0.9 million upon conversion in April 2020. Interest expense was accreted on the convertible notes between issuance and conversion. Interest expense on the convertible notes that are included in interest expense are nil and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
10. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the Closing on July 22, 2021, all issued and outstanding shares of Legacy Matterport redeemable convertible preferred stock was cancelled and converted into the right to receive an aggregate 126,460,926 shares of Matterport Class A common stock. A total of $164.5 million redeemable convertible preferred stock was reclassified into common stock and additional paid-in capital on the consolidated balance sheet.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ EQUITY
On July 22, 2021, the Company issued 72.5 million Matterport Class A common shares to public stockholders of Gores, Initial Stockholders of Class F Stock, and PIPE investors for an aggregate gross proceeds of $640.1 million. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately.
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
The Company had reserved shares of common stock for future issuance as of December 31, 2021 as follows (in thousands):

December 31, 2021
Common stock reserved for Earn-out	23,460
Public and private warrants to purchase common stock	4,260
Common stock options outstanding and unvested RSUs	66,971
Shares available for future grant under 2021 Employee Stock Purchase Plan	7,259
Shares available for future grant under 2021 Incentive Award Plan	3,415
Total shares of common stock reserved	105,365
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
As of December 31, 2020, the unamortized debt discount related to the above warrants were $0.2 million. The company fully amortized the remaining debt discount associated with the above warrants of $0.2 million during the year ended December 31, 2021 upon the full repayment of the debt as discussed Note 7 “Debt”.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(187)	(1,487)	(1,674)
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)

	Foreign Currency Translation, Net of Tax	Unrealized Gains on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2019	$36	$—	$36
Net unrealized gain	99	—	99
Balance at December 31, 2020	$135	$—	$135

12. PUBLIC AND PRIVATE WARRANTS
Prior to the Closing, GHVI issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable from December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing.
Redemption of Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business day before we send the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. The warrants holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
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
The Private Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Merger. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transferees. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees.
The Company filed a Registration Statement on Form S-1 on August 19, 2021 related to the issuance of an aggregate of up to 11,350,000 shares of Class A common stock issuable upon the exercise of the Warrants, which was declared effective by the SEC on August 26, 2021. On December 15, 2021, the Company announced to redeem all outstanding Matterport public warrants that remain outstanding at 5:00 p.m. New York City time on January 14, 2022 (the “Redemption Date”) for a redemption price of $0.01 per warrant. The Public Warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. Any Public Warrants that remain unexercised at 5:00 p.m. New York City time on the Redemption Date will be void and no longer exercisable, and the holders of those Public Warrants will be entitled to receive only the redemption price of $0.01 per warrant.
The following table summarizes the Public and Private Warrants activities during the year ended December 31, 2021 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	6,900	4,450	11,350
Warrants Exercised	(4,348)	(2,742)	(7,090)
Outstanding as of December 31, 2021	2,552	1,708	4,260
The Public Warrants have been classified as Level 1 as the Public Warrants have adequate trading volume to provide a reliable indication of value since the Closing Date. The Private Warrants have been classified as Level 2 since the Closing Date. Public Warrants and the Private Warrants were valued at $9.14 and $9.16 as of December 31, 2021, respectively. The fair value of the Private Warrants was deemed to be substantially the same as the fair value of the Public Warrants because the Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.
The Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of warrant liabilities (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at Closing of the Merger	$38,984	$25,143	$64,127
Change in fair value	29,431	18,939	48,370
Warrants Exercised	(45,086)	(28,437)	(73,523)
Fair value at December 31, 2021	$23,329	$15,645	$38,974
13. CONTINGENT EARN-OUT AWARDS
Legacy Matterport Stockholders and certain holders of Legacy Matterport Stock Options and RSUs are entitled to receive a number of Earn-out Shares comprising up to 23,460,000 shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3,910,000 Earn-out shares. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A Stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. If the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, the Earn-out shares are issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”). The Earn-out shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
Any Earn-out Shares issuable to any holder of Matterport Stock Options and Matterport RSUs in respect of such Matterport Stock Options and Matterport RSUs shall be issued to such holder only if such holder continues to provide

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on monthly basis over the Earn-out Period using the most reliable information available to be issued include events that are not solely indexed to the common stock of the Company. Assumptions used in the valuation are described below:

	As of
	December 31, 2021	July 22, 2021
Current stock price	$20.64	$14.47
Expected term (in years)	5.1	5.5
Expected volatility	67.0%	51.5%
Risk-free interest rate	1.3%	0.8%
Expected dividend yield	0%	0%
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
The Company recognized $231.6 million contingent earn-out liability attributable to the Earn-out Shares to Matterport legacy Stockholders upon the Closing on July 22, 2021. The following table sets forth a summary of the changes in the estimated fair value of the earn-out liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2020	$—
Contingent earn-out liability recognized upon the closing of the Merger	231,627
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	5,495
Change in fair value of earn-out liability	140,454
Balance at December 31, 2021	$377,576
As of December 31, 2021, the Earn-out triggering events have not yet been achieved, the Earn-out Shares are contingently issuable and not reflected in the consolidated financial statements. On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23,460,000 Earn-out Shares occurred. Refer to Note 19. Subsequent Events for additional information.
14. STOCK PLAN
Amended and Restated 2011 Stock Incentive Plan—On June 17, 2011, the Company’s Board and stockholders approved the Matterport, Inc. 2011 Stock Incentive Plan, (the “2011 Stock Plan”), which allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), the issuance of restricted stock awards (“RSAs”), and the sale of stock to its employees, the Board, and consultants. As of December 31, 2020, the Company had granted primarily ISOs.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2021, the Company amended and restated the 2011 Stock Plan to allow the Company to grant restricted stock units (“RSUs”) and extended the terms of the plan until February 12, 2022, unless terminated earlier. No shares are available for future grant under the 2011 Plan due to the termination of the 2011 Plan in connection with the Closing. There were 67.8 million shares authorized under the 2011 Stock Plan prior to its termination, and 2.1 million shares were assumed under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (“2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the 2011 Plan and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.
2021 Employee Stock Purchase Plan
In connection with the Closing on July 22, 2021, as discussed in Note 3, the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the Closing, which is equivalent to 7.3 million shares of Class A common stock (the “Initial ESPP Reserve”), and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 36.9 million shares.
Our 2021 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares per each purchase period and $25,000 worth of stock for each calendar year.
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on which began on July 23, 2021 and will end on May 31, 2022. As of December 31, 2021, a total of 7.3 million shares of our common stock are available for sale under our 2021 ESPP. For the year ended December 31, 2021, there were no shares of common stock purchased under the 2021 ESPP.
Shares Available for Future Grant—The Company issues new shares upon a stock option exercise or release. As of December 31, 2021, shares authorized and available for future grant under the Company’s 2021 Plan and 2021 ESPP are 3.4 million shares and 7.3 million shares, respectively.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for year ended December 31, 2021 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	48,762	$0.50	8.1	$7,698
Granted	13,349	0.81
Expired or canceled	(5,612)	0.54
Exercised	(7,293)	0.21
Balance—December 31, 2020	49,206	$0.62	8.1	$245,565
Expired or canceled	(2,907)	0.69
Exercised	(4,072)	0.51		$48,660
Balance—December 31, 2021	42,227	$0.63	6.9	$844,909
Options vested and exercisable—December 31, 2021	29,351	$0.58	6.5	$588,842
As of December 31, 2021, unrecognized stock-based compensation expense related to unvested options was $3.7 million, which is expected to be amortized over a weighted-average vesting period of 1.9 years.
On April 1, 2021, the Company amended the performance condition of the 866,597 performance-based stock option (PSO) awards previously granted to a senior executive in March 2019. Originally, the PSO awards were eligible to vest and become exercisable upon the consummation of the earlier of a change in control or an initial public offering (“IPO”), subject to certain share price targets. The vesting of the award also required continued employment up to the consummation of the change in control or IPO. As a result of the modification, the PSO awards shall vest and become exercisable upon the closing of the Merger. Upon the Closing, the Company recognized $8.1 million stock-based compensation expense related to the 866,597 PSOs as they became fully vested and exercisable.
RSU and PRSU Activities—The following table summarizes the time-based restricted stock unit (RSU) and performance-based restricted stock unit (PRSU) activity under the Company’s stock plans for the year ended December 31, 2021 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance-December 31, 2020	—	$—
Granted	27,036	17.47
Vested	(1,474)	17.31
Canceled or forfeited	(818)	10.54
Balance-December 31, 2021	24,744	$17.70

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The PRSU awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter, subject to continued service. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Stock Plan. The performance based vesting condition was deemed satisfied upon the Closing. The Company recognized $6.1 million stock-based compensation expenses on the Closing for the portion of these RSUs for which the service-based vesting condition had been satisfied and the performance condition of the RSUs was met.
As of December 31, 2021, unrecognized compensation costs related to unvested RSUs and PRSUs were $387.9 million and $15.4 million, respectively. The remaining unrecognized compensation costs for RSUs and RSUs are expected to be recognized over a weighted-average period of 3.6 years and 1.8 years, respectively, excluding additional stock-based compensation expense related to any future grants of stock-based awards.
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
The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the year ended December 31, 2021 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2020	—	$—
Granted	5,112	12.63
Forfeited	(412)	12.58
Balance - December 31, 2021	4,700	$12.64
As of December 31, 2021, unrecognized compensation cost related to Earn-out Awards was $28.0 million. As of December 31, 2021, the Earn-out Triggering Events have not yet been achieved, the Earn-out Shares are contingently issuable and not reflected in the consolidated financial statements. On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23,460,000 Earn-out Shares occurred. Refer to Note 19, Subsequent Events, for additional information.
Employee Stock Options Valuation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach. No options were granted during the year ended December 31, 2021. The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2020 were as follows:

Year Ended December 31,
2020
Expected term	5.5 – 6.1 years
Expected volatility	38.5 – 44.9%
Risk-free interest rate	0.3 – 1.5%
Expected dividend yield	0%

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted during the year ended December 31, 2021 were as follows:

Inception to December 31,
2021
Current stock price	$13.93 – $27.86
Expected term	5.1 – 5.5 years
Expected volatility	40.0% – 67.0%
Risk-free interest rate	0.8% – 1.3%
Expected dividend yield	0%
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Year Ended December 31,
2021
Expected term	0.50 – 2.0 years
Expected volatility	27.9 – 43.4%
Risk-free interest rate	0.1 – 0.6%
Expected dividend yield	0%
Grant-date fair value per share	$7.59 – $14.36
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. During the three months ended December 31, 2021, the Company recorded of $1.8 million stock-based compensation expense related to the ESPP. As of December 31, 2021, unrecognized compensation cost related to the ESPP was $8.4 million, which is expected to be recognized over the remaining weighted-average service period of 1.4 years.
Stock-based Compensation— The Company recognizes stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes stock-based compensation expenses for awards with performance conditions on a straight-line basis over the requisite service period for each separate vesting portion of the awards when it is probable that the performance condition will be achieved. The stock-based compensation expenses of Earn-out Awards are recognized on a straight-line basis over the derived services period during which the market conditions are expected to be met. Forfeitures are accounted for in the period in which they occur.
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Costs of revenue	$3,083	$135
Research and development	25,691	624
Selling, general, and administrative	71,831	1,746
Stock-based compensation, net of amounts capitalized	100,605	2,505
Capitalized stock-based compensation	3,632	146
Total stock-based compensation	$104,237	$2,651

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES
The components of the net loss before income taxes, determined by jurisdiction, for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(339,094)	$(14,294)
Foreign	817	350
Loss before income taxes	$(338,277)	$(13,944)
The provision for income taxes for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
State	$22	$8
International	146	69
Total current tax expense	168	77
United States	—	—
International	(385)	—
Total deferred tax expense	(385)	—
Total tax expense	$(217)	$77
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$41,555	$29,734
Research and development credits carryforward	6,858	5,009
Accruals	317	988
Other	348	62
Interest expense carryforward	562	566
Fixed assets	112	128
Stock-based compensation	10,580	604
Total deferred tax assets	$60,332	$37,091
Less: valuation allowance	(56,344)	(35,023)
Deferred tax liabilities:
Intangibles	(3,214)	(1,876)
Deferred commissions	(389)	(192)
Total deferred tax liabilities	(3,603)	(2,068)
Net deferred tax assets	$385	$—

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2021 and 2020 (in thousands):

Description	Balance at beginning of period	Additions charges to costs and expenses	Write-offs and deductions	Balance at end of period
Valuation allowance for deferred tax assets
For the Year Ended December 31, 2021	35,023	21,321	—	56,344
For the Year Ended December 31, 2020	31,081	3,942	—	35,023
Net operating loss and tax credit carryforwards as of December 31, 2021 were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (Post December 31, 2017)	$108,007	Do Not Expire
NOLs, federal (Pre January 1, 2018)	61,397	12/31/2031
NOLs, state	89,392	12/31/2032
Tax credits, federal	7,378	12/31/2032
Tax credits, state	$5,130	Do Not Expire
The effective tax rate of the Company’s provision for income taxes differed from the federal statutory rate as of December 31, 2021 and 2020, and was as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income benefit rate	21.0%	21.0%
State income tax rate	1.1	7.0
Change in valuation allowance	(6.3)	(28.3)
Research and development credits	0.3	2.9
Other	(4.2)	(0.8)
Convertible notes — nondeductible	—	(1.6)
Stock-based compensation	(0.2)	(0.9)
Change in fair value of contingent earn-out liability	(8.7)	—
Change in fair value of warrants liabilities	(3.0)	—
Foreign rate differential	0.1	—
Effective tax rate	0.1%	(0.6)%
The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately, $169.4 million and $89.4 million, respectively, as of December 31, 2021. $61.4 million of federal NOLs will expire beginning in 2031, while $108.0 million generated after the Tax Cuts and Jobs Act (the “TCJA”), will have an indefinite life. The state NOLs will expire if unused in years 2031 through 2032.
The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in an ownership change in the future

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon subsequent disposition. The Company has not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger or other transactions. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations. As of December 31, 2021, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of December 31, 2021, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets and no valuation allowance should be released in the current period. As of December 31, 2021, the Company has a valuation allowance for federal, state, and foreign deferred tax assets that the Company believes will, more likely than not, be unrealizable.
The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.
If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as income tax expenses in the Consolidated Statement of Operations. Penalties would be recognized as a component of “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021 and 2020, was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits — beginning	$3,662	$2,906
Gross Increases — prior-year unrecognized tax benefits	—	—
Gross Increases — current-year unrecognized tax benefits	1,341	756
Unrecognized tax benefits — ending	$5,003	$3,662
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions. Due to net operating loss carryforwards, all years since the inception of incorporation remain open for income tax authorities’ examination. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
As a result of the Reverse Recapitalization, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the exchange ratio of approximately 4.1193 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Net loss per share attributable to common stockholders was computed by dividing loss by the weighted-average number of common shares outstanding for the years ended December 31, 2021 and 2020 (in thousands, except for per share data):

	Year Ended December 31,
	2021	2020
Numerator :
Net loss attributable to common stockholders, basic and diluted	$(338,060)	$(14,021)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	131,278	32,841
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(0.43)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of December 31,
	2021	2020
Public and private warrants	4,260	—
Earn-out shares	23,460	—
Redeemable convertible preferred stock, all series	—	126,409
Warrants to purchase common stock	—	1,081
Common stock options outstanding	42,227	49,206
Unvested RSUs	24,744	—
ESPP Shares	706	—
Total potentially dilutive common stock equivalents	95,397	176,696
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
18. EMPLOYEE BENEFITS PLANS
The Company has a defined contribution retirement and savings plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”) covering substantially all US employees. The 401(k) Plan allows each

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participant to contribute up to an amount not to exceed an annual statutory maximum. The Company contracted with a third-party provider to act as a custodian and trustee and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by the Company. The Company discontinued providing contributions in the 401(k) Plan match since May 1, 2020. For the year ended December 31, 2020, the Company made $0.2 million of discretionary matching contribution.
The Company contributes to a defined contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.3 million and $0.2 million matching contributions to the U.K. pension plan for the year ended December 31, 2021 and 2020.
19. SUBSEQUENT EVENTS
In December 2021, we entered into a definitive agreement to acquire Enview, Inc. (“Enview”), a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, for total consideration of approximately 1.6 million shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), and $35.5 million in cash. All shares of Common Stock issued in the transaction are subject to a lock-up period expiring 180 days following the closing of the transaction. The acquisition closed on January 5, 2022. The Company is still in the process of preparing the initial accounting for the transaction and expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the first quarter of fiscal year 2022.
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.5 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding. A total of 2.8 million private warrants were exercised as of the Redemption Date, resulting in 1.7 million private warrants unexercised and outstanding .
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 21.5 million Earn-out Shares were issued on February 1, 2022 after withholding some of these Earn-out Shares to cover tax withholding obligations. We will recognize the unamortized stock-based compensation related to the Earn-out Shares amounted to $28.0 million as of December 31, 2021 in the quarter ended March 31, 2022, as both Triggering event condition satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Material Weaknesses in Internal Control over Financial Reporting

Management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in a company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
•    We did not effectively design and maintain control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.
•    We did not effectively design and maintain controls over the period-end financial reporting process, to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries, account reconciliations and accounting for significant, or unusual transactions. This material weakness resulted in material audit adjustments to debt and derivatives, and immaterial audit adjustments to property and equipment, prepaid expenses, depreciation expense and selling, general and administrative (“SG&A”) expenses in the consolidated financial statements for the years ended December 31, 2020, and immaterial misstatements to the consolidated financial statements for year ended December 31, 2021.
•    We did not effectively design and maintain controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a material misstatement to our consolidated financial statements; however, when aggregated, these deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports). Ineffective IT-dependent controls could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Additionally, each of these material weaknesses could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Ineffective internal controls over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets.
Remediation Plan
We have committed significant effort to address these identified material weaknesses and designated resources to the remediation and improvement of our internal control over financial reporting. These remediation measures are ongoing and include the following:
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the year ended December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 because of material weaknesses in our internal control over financial reporting described above. In light of the material weaknesses described above, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Management's Annual Report on Internal Control Over Financial Reporting
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Merger on July 22, 2021. Prior to the Mergers, Gores, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Gores’ operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. As a result, management was unable, without incurring reasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following sets forth certain information, as of December 31, 2021, concerning the persons who serve as our directors, executive officers and key employees.

Name	Age	Position
Executive Officers and Employee Directors
R.J. Pittman	52	Chief Executive Officer and Chairman
James D. Fay	48	Chief Financial Officer
Peter Presunka	64	Chief Accounting Officer
Jay Remley	51	Chief Revenue Officer
Japjit Tulsi	46	Chief Technology Officer
Non-Employee Directors
Peter Hébert	44	Director
Mike Gustafson	55	Director
Jason Krikorian	50	Director
Key Employees
Jean Barbagelata	61	Chief People Officer
David Gausebeck	45	Chief Scientist
Dave Lippman	47	Chief Design Officer
Lou Marzano	55	Vice President of Hardware R&D and Manufacturing
Executive Officers and Employee Directors
R.J. Pittman. Mr. Pittman serves as Chief Executive Officer of Matterport and as a Class I member and Chairman of the Matterport board. Mr. Pittman has served as Chief Executive Officer of Matterport and as a member of its board of directors since July 2021, and previously served as Chief Executive Officer and as a member of the board of directors of Legacy Matterport since December 2018. Over the past 25 years, Mr. Pittman has held senior leadership positions at eBay, Apple and Google, creating industry-changing Internet software companies and transformational products to accelerate the revolution of the digital economy. Prior to joining Matterport, Mr. Pittman was the Chief Product Officer at eBay from 2013 to July 2018. He led the global brand for one of the most recognized companies in the world as the driving force behind the look, feel, and functionality of the eBay marketplace. Mr. Pittman also served as a co-founder and Chief Executive Officer of several startups, including Groxis, the advanced search engine technology company that created the industry’s first graphical information interface used by hundreds of prominent content services, including Google, Yahoo, and Amazon from 2001 to April 2006. Mr. Pittman has served on the Board of Directors of Jyve Corporation, a business optimization platform and talent marketplace, since 2018. Mr. Pittman holds a B.S. in Computer Engineering from the University of Michigan and an M.S. in Engineering- Economic Systems from Stanford University. We believe that Mr. Pittman is qualified to serve on the board of the Company because he has the long- term vision for Matterport and due to his operational and historical expertise gained from serving as Legacy Matterport’s Chief Executive Officer since December 2018.
James D. Fay. Mr. Fay serves as Chief Financial Officer of Matterport. Mr. Fay has served as Matterport’s Chief Financial Officer since July 2021 and served as the Chief Accounting Officer from October 2021 until December 2021, and Mr. Fay previously served as Chief Financial Officer of Legacy Matterport since September 2017. Mr. Fay has more than 20 years of experience as a globally-focused senior executive, lawyer and advisor for venture-backed and public technology companies and is responsible for Matterport’s financial management and strategy, as well as legal and information technology matters. Prior to joining Matterport, Mr. Fay served as the Chief Financial Officer of View from September 2013 to September 2017, where he was responsible for managing financial, legal, human resources and other operations matters. Mr. Fay also served as Chief Financial Officer and General Counsel of NeoPhotonics Corporation from January 2009 to September 2013. Mr. Fay served as a strategic advisor to Sierra Instruments from March 2016 to May

2019 and as an advisory board member of Top Time Corp. from September 2006 to February 2018. Mr. Fay holds a B.A. in International Business and a B.A. in French Language from North Central College, and a J.D. from Harvard Law School.
Jay Remley. Mr. Remley serves as Chief Revenue Officer of Matterport. Mr. Remley has served as Matterport’s Chief Revenue Officer since July 2021, and previously served as Chief Revenue Officer of Legacy Matterport since July 2019. Mr. Remley has more than 20 years of business development, sales and operations experience. He has built and led global go-to-market teams from startups to Fortune 100 companies. Mr. Remley served as the Chief Revenue Officer of PredictSpring Inc. from January 2018 to October 2018 and prior to that spent nearly eight years at Google LLC in various executive roles, including the Global Director for Google Cloud, where he lead regional and global business teams across Google Commerce and Google Cloud, and served as Global Director of Google Maps. Prior to Google, Jay served as the Vice President of Product Management and Business Development at Seagate Technology, from September 2008 to June 2010, where he led global sales operations before establishing and building the Seagate SaaS business. Mr. Remley has served as the Chairman of the Board of Directors of the Lupus Foundation of Northern California since 2007 and serves as an executive advisor to AMPEL BioSolutions, LLC and DxTerity. Mr. Remley holds a B.S. in Aviation from San Jose State University and an M.B.A. in Operations Management Information Systems from Santa Clara University.
Japjit Tulsi. Mr. Tulsi serves as Chief Technology Officer of Matterport. Mr. Tulsi has served as Matterport’s Chief Technology Officer since July 2021, and previously served as Chief Technology Officer of Legacy Matterport since January 2020. Mr. Tulsi oversees Matterport’s engineering and product team and sets the technical vision for Matterport. Prior to joining Matterport, Mr. Tulsi served as the Chief Technology Officer of Carta from July 2018 to January 2020, where he led technological innovations for private company investors, founders and employees to manage their equity and ownership. Mr. Tulsi also served as the Vice President of Engineering of eBay Inc. from January 2015 to June 2018, where he led engineering for new product technology and development, including eBay’s AI-powered shopping assistant, ShopBot. Prior to that he held executive leadership positions at Microsoft - Product Ads and Google—Google Analytics and YouTube long form media. Mr. Tulsi has served on the Board of Directors of Grassroots Ecology since 2019 and previously served on the Board of Directors of Acterra from April 2014 to June 2019. Mr. Tulsi holds a Bachelor’s Degree from Panjab University.
Peter Presunka. Mr. Presunka serves as Chief Accounting Officer of Matterport. Mr. Presunka has served in this position since December 2021. Prior to serving as Chief Accounting Officer of Matterport, Mr. Presunka worked as a Contractor and Director of Technical Accounting Services at SOAProjects, Inc. since 2018. Before entering this role, Mr. Presunka served as a Commercial LED Controller for Lumileds LLC from January 2016 and as a Corporate Controller at NEXTracker from August 2015 to December 2016. Mr. Presunka also served as a Corporate Controller for Nanometrics from 2008 to 2011. Mr. Presunka holds a B.S. in Engineering Physics from McMaster University, an M.B.A. in Finance from McMaster University and a Masters in Accounting Taxation from San Jose State University.
Non-Employee Directors
Peter Hébert. Mr. Hébert serves as a Class I member of the Matterport board. Mr. Hébert has served on Matterport’s board of directors since July 2021, and previously served as a member of the board of directors of Legacy Matterport since February 2013. Mr. Hébert is the co-founder of Lux Capital, for which he has served as the Managing Partner since 2000. Mr. Hébert leads Lux Capital’s active investments in Avail, Bright Machines, Flex Logix, Ingenuity Brands, Lux Health Tech Acquisition Corp. (NASDAQ: LUXA), Matterport, Mendaera, and Ripcord. In 2003, he led the spin-off of Lux Research, and as its founding Chief Executive Officer, helped build Lux Research into a leading emerging- technology research firm. Mr. Hébert began his career at Lehman Brothers, where he worked in the firm’s top-ranked Equity Research group. He was a Chancellor’s Scholar and graduated cum laude from Syracuse University’s Newhouse School. We believe Mr. Hébert is qualified to serve on the Matterport board based on his extensive experience investing in and supporting the growth of technology companies.
Mike (Gus) Gustafson. Mr. Gustafson serves as a Class III member of the Matterport board. Mr. Gustafson has served on Matterport’s board of directors since July 2021, and previously served as a member of the board of directors of Legacy Matterport since January 2018. Mr. Gustafson has served as executive chairman and a member of the board of directors of Druva, Inc. since April 2016. He is also the sole member of Carve Your Destiny, LLC, a consulting company and serves as a member of the board of directors of Everspin Technologies, Inc. (NASDAQ: MRAM), PDF Solutions (NASDAQ: PDFS), Reltio Inc., and Pavilion Data Systems. Mr. Gustafson was previously the Chief Executive Officer and Chairman of Virident Systems from September 2012 to October 2013 and the Chief Executive Officer and member of the board of directors of BlueArc Corporation from June 2004 to September 2011. In addition, he has served as Senior Vice President at Western Digital Corporation, Senior Vice President and General Manager of File & Content Business at Hitachi Data Systems, Senior Vice President of Sales, Marketing and Services at McDATA Corporation, and various executive roles with International Business Machines Corporation early in his career. Mr. Gustafson also serves as a member of the Board of Trustees of the NorCal MS Society. Mr. Gustafson is a graduate of Washington University in St. Louis—John M. Olin School of Business. We believe Mr. Gustafson is qualified to serve on the Post-Combination Company board based on his extensive experience investing in and supporting the growth of technology companies.
Jason Krikorian. Mr. Krikorian serves as a Class II member of the Matterport board. Mr. Krikorian has served on Matterport’s board of directors since July 2021, and previously served as a member of the board of directors of Legacy Matterport since June 2014. Mr. Krikorian has served as a General Partner of DCM, an international venture capital firm, since 2010 and is the co-founder of Sling Media, the DCM-backed pioneering digital media company that created Slingbox. Prior to Sling Media, Mr. Krikorian was a Partner at id8 Group where he advised leading global technology companies on digital media product strategy. He began his career at BCG where he advised Fortune 500 clients in the retail, automotive and utilities sectors. Mr. Krikorian leads DCM’s active investments in ART19, Augmedix, Brigit, FloSports, FuboTV, Life360, PLAYSTUDIOS, Shift, SigFig, Siren, and UJET, among others. Mr. Krikorian holds a B.A. in Psychology from the University of California, Berkeley and an M.B.A. and J.D. from the University of Virginia. We believe Mr. Krikorian is qualified to serve on the Matterport board based on his extensive experience investing in and supporting the growth of technology companies.
Key Employees
Jean Barbagelata. Ms. Barbagelata serves as Chief People Officer of Matterport. Ms. Barbagelata has served as Matterport’s Chief People Officer since July 2021, and previously served as Chief People Officer of Legacy Matterport since August 2017. Ms. Barbagelata is responsible for building an incredible team and culture at Matterport. Ms. Barbagelata has more than 20 years of experience with rapidly expanding companies domestically and around the world, serving as a strategic business partner to leadership teams. Prior to Matterport, Ms. Barbagelata was the Vice President of People and Places at The RealReal from May 2015 to August 2017, where she developed and executed human resources strategies in support of the company’s doubled year-over-year growth. Ms. Barbagelata has also held human resources leadership roles with Salesforce, PeopleSoft, and Oracle. Ms. Barbagelata holds a B.S. in Business from the University of Wisconsin, Madison.
David Gausebeck. Mr. Gausebeck serves as Chief Scientist of Matterport. Mr. Gausebeck has served as Chief Scientist of Matterport since July 2021. Mr. Gausebeck is a co-founder of Legacy Matterport and previously served as the Chief Scientist and as a member of its board of directors since its founding in 2011 to July 2021. As one of Legacy Matterport’s founders, he developed much of the computer vision technology that Matterport employs and continues to develop and improve algorithms as he manages the technological research and operations for Matterport. Prior to founding Matterport, Mr. Gausebeck served as a Staff Technical Architect at PayPal, Inc. from August 1999 to January 2008 where he helped build the core back-end security systems as well as the first commercial implementation of a CAPTCHA. Mr. Gausebeck holds a B.S. in Computer Science from the University of Illinois at Urbana-Champaign.
Dave Lippman. Mr. Lippman serves as Chief Design Officer of Matterport. Mr. Lippman has served as Matterport’s Chief Design Officer since July 2021, and previously served as Chief Design Officer of Legacy Matterport since January 2019. Mr. Lippman oversees all aspects of Matterport’s user experience, brand and industrial design. Mr. Lippman has more than 20 years of experience building simple, useful and beautifully crafted experiences at scale. Before Matterport, Mr. Lippman was Vice President of Design at eBay from April 2014 to July 2018, leading the end-to-end transformation of the company’s core products and brand. Earlier in his career, Mr. Lippman led design for the Apple Online Store and co-founded Sisu, a multi-disciplinary design studio based in Los Angeles. Mr. Lippman studied design and visual communications at Parsons School of Design.
Lou Marzano. Mr. Marzano serves as Vice President of Hardware R&D and Manufacturing of Matterport. Mr. Marzano has served as Matterport’s Vice President of Hardware R&D and Manufacturing since July 2021, and previously served as Vice President of Hardware R&D and Manufacturing of Legacy Matterport since December 2018. At Matterport, Mr. Marzano is responsible for the development and delivery of innovative and uniquely differentiated capture devices to the market. Mr. Marzano has more than 20 years of experience leading R&D teams to develop and deliver products across a wide range of technologies and industries. Prior to Matterport, Mr. Marzano served at Bentek Corporation as Senior Vice President of Engineering and Operations from October 2017 to December 2018 and as Vice President of Engineering from

October 2013 to October 2017, leading Bentek’s manufacturing plants and supply chain operations to eliminate material shortages, reduce labor costs, and improve on-time delivery. Earlier in his career, Mr. Marzano was Director of Engineering at Hewlett-Packard where he led cross-functional engineering and program management teams for HP’s consumer laptops product line. Mr. Marzano has a B.S.E.E. in Digital Systems from Santa Clara University and an M.B.A. in Business Administration and Management from Santa Clara University’s Leavey School of Business.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Corporate Governance
Composition of the Board of Directors
Our business and affairs are organized under the direction of our board. Our board consists of four members. The primary responsibilities of our board are to provide oversight, strategic guidance, counseling and direction to our management. Our board will meet on a regular basis and additionally as required.
Pursuant to the Second Amended and Restated Certificate of Incorporation, our board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our board is divided into the following classes:
•Class I consists of R.J. Pittman and Peter Hébert, whose terms will expire at the Company’s first annual meeting of stockholders to be held after consummation of the Merger;
•Class II consists of Jason Krikorian, whose term will expire at the Company’s second annual meeting of stockholders to be held after consummation of the Merger; and
•Class III consists of Mike Gustafson, whose term will expire at the Company’s third annual meeting of stockholders to be held after consummation of the Merger.
At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the board may have the effect of delaying or preventing changes in the Company’s control or management. The Company’s directors may be removed for cause by the affirmative vote of the holders of a majority of the Company’s voting stock.
Director Independence
The board has determined that each of the directors of the Company, other than R.J. Pittman, qualify as an independent director, as defined under the listing rules of Nasdaq, and our board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.
Board Leadership Structure
Our board does not have a policy requiring the positions of the Chairman of the board and Chief Executive Officer to be separate or held by the same individual. The board believes that this determination should be based on circumstances existing from time to time, based on criteria that are in our best interests and the best interests of our stockholders, including the composition, skills and experience of the board and its members, specific challenges faced by us or the industry in which we operate and governance efficiency. Our board designated Mr. Pittman as Chairman of the board because it believes that Mr. Pittman’s strategic vision for the business, his in-depth knowledge of Matterport’s operations, and his experience serving as the Chief Executive Officer of Matterport make him well qualified to serve as both Chairman of the board and Chief Executive Officer.

Committees of the Board of Directors
Our board established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Company board. The board may establish other committees as it deems necessary or appropriate from time to time.
Each committee operates under a charter approved by the board. Copies of each charter are posted on the Investor Relations section of our website at www.matterport.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K.
Audit Committee
Our audit committee consists of Peter Hébert, Jason Krikorian, and Mike Gustafson. The board has determined that each of Messrs. Hébert, Krikorian and Gustafson meets the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, each of Messrs. Hébert, Krikorian and Gustafson is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and Company board. The audit committee is responsible for, among other things:
•selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;
•helping to ensure the independence and overseeing the performance of the independent registered public accounting firm;
•reviewing and discussing the results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, the Company’s interim and year-end operating results;
•reviewing the Company’s financial statements and critical accounting policies and estimates;
•reviewing the adequacy and effectiveness of the Company’s internal controls;
•developing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls, or audit matters;
•overseeing the Company’s policies on risk assessment and risk management;
•overseeing compliance with the Company’s code of business conduct and ethics;
•reviewing related party transactions; and
•approving or, as permitted, pre-approving all audit and all permissible non-audit services (other than de minimis non-audit services) to be performed by the independent registered public accounting firm.
The audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq, and is available on the Company’s website. All audit services to be provided to the Company and all permissible non-audit services, other than de minimis non-audit services, to be provided to the Company by the Company’s independent registered public accounting firm will be approved in advance by the audit committee.
Compensation Committee
Our compensation committee consists of Jason Krikorian and Mike Gustafson, each of whom meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:
•reviewing, approving and determining, or making recommendations to the board of Company regarding, the compensation of the Company’s executive officers, including the Chief Executive Officer;
•making recommendations regarding non-employee director compensation to the Company’s full board of directors;
•administering the Company’s equity compensation plans and agreements with the Company executive officers;
•reviewing, approving and administering incentive compensation and equity compensation plans; and
•reviewing and approving the Company’s overall compensation philosophy.
The compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and Nasdaq listing standards, and is available on the Company’s website.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Jason Krikorian and Make Gustafson, each of whom meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:
•identifying, evaluating and selecting, or making recommendations to the Company board regarding nominees for election to the board of directors and its committees;
•considering and making recommendations to the Company board regarding the composition of the board of directors and its committees;
•developing and making recommendations to the Company board regarding corporate governance guidelines and matters;
•overseeing the Company’s corporate governance practices;
•overseeing the evaluation and the performance of the Company board and individual directors; and
•contribute to succession planning.
The nominating and corporate governance committee operates under a written charter, which satisfies the applicable rules of the SEC and the Nasdaq listing standards and is available on the Company’s website.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our comment stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 or prior fiscal years other than the following: (i) two Forms 4 filed by Mr. Pittman reporting a total of three transactions not reported on a timely basis; (ii) one Form 4 filed by Mr. Kucharski reporting one transaction not reported on a timely basis; (iii) one Form 4 filed by Mr. Presunka reporting one transaction not reported on a timely basis; (iv) three Forms 4 filed by Mr. Fay reporting three transactions not reported on a timely basis; (v) one Form 4 filed by Mr. Tulsi reporting two transactions not reported on a timely basis; (vi) two Forms 4 filed by Mr. Remley reporting three transactions not reported on a timely basis; (vii) two Forms 4 filed by Mr. Hébert reporting two transactions not reported on a timely basis; (viii) one Form 4 filed by Mr.

Gustafson reporting two transactions not reported on a timely basis and (ix) one Form 4 filed by Mr. Krikorian reporting two transactions not filed on a timely basis.
Code of Business Conduct and Ethics
The Company board adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of the Company’s website. In addition, the Company posts on the Corporate Governance section of the Company’s website all disclosures that are required by law or the listing standards of the Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics. The reference to the Company’s website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on the Company’s website into this Annual Report on Form 10-K.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is or has been at any time one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of the Company or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of the Company board or compensation committee.

Item 11. Executive Compensation
Throughout this section, unless otherwise noted, “the Company,” “we,” “us,” “our” and similar terms refer to Legacy Matterport prior to the Merger, and to Matterport, Inc. following the Merger.
This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:
•R.J. Pittman, our Chief Executive Officer;
•James D. Fay, our Chief Financial Officer; and
•Japjit Tulsi, our Chief Technology Officer
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In addition, as an emerging growth company, we are not required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.
2021 and 2020 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Options Awards ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
R.J. Pittman	2021	390,000	—	—	157,368,502	163,691	—	157,922,193
Chief Executive Officer	2020	375,000	—	—	—	152,859	—	527,859
James D. Fay	2021	368,000	—	—	67,887,128	198,869	—	68,453,997
Chief Financial Officer	2020	360,500	—	248,750	—	162,356	4,807	776,413
Japjit Tulsi	2021	282,500	50,000	—	36,459,347	119,683	—	36,911,530
Chief Technology Officer	2020	254,506	50,000	756,000	—	87,429	—	1,147,935
(1) Amount represents a sign-on bonus paid to Mr. Tulsi in connection with his commencement of employment with us that 50% was paid in January 2020 and the remaining 50% was paid to him in January 2021 pursuant to his employment offer letter with us.
(2) Amounts represent the aggregate grant date fair value of restricted stock units (“RSUs”) and Earn-out awards granted to our named executive officers computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are included in Item 8 Note 14 included in this report.
(3) Amounts represent bonuses earned under our annual bonus plan for 2021. For additional information on these amounts, see “—Narrative to Summary Compensation Table – 2021 Bonuses” below.
(4) Amounts represent employer matching contributions under our 401(k) plan.

Narrative to the Summary Compensation Table
2021 Salaries
The named executive officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In April 2021, Mr. Pittman’s base salary was increased from $375,000 to $395,000, Mr. Fay’s base salary was increased from $360,500 to $370,500, and Mr. Tulsi’s base salary was increased from $275,000 to $285,000.
Our board of directors and compensation committee may adjust the base salaries of our named executive officers from time to time in their discretion.

2021 Bonuses
We maintained an annual performance-based cash bonus program for 2021 in which each of our named executive officers participated. Bonus payments under the 2021 bonus program were determined based on achievement of certain corporate and individual performance goals approved by our board, subject to the recipient’s continued employment through the payment date. Each named executive officer’s target bonus under the 2021 bonus program was expressed as a percentage of base salary, as follows: Mr. Pittman: 30%; Mr. Fay: 35%; and Mr. Tulsi: 30%.
Under our 2021 bonus program, named executive officers were eligible to earn up to 50% of their respective target bonuses on a quarterly basis (i.e., 12.5% per quarter) based on the attainment of quarterly Company revenue, business unit performance and operational efficiency performance goals (weighted at one-third each), with any earned bonus paid following the end of the applicable calendar quarter. Named executive officers were eligible to earn the remaining 50% of their respective target bonuses on an annual basis based on the attainment of annual Company revenue, business unit performance and operational efficiency performance goals (weighted at one-third each) and the attainment of individual performance metrics, with any such earned bonus paid following the end of calendar year 2021. The actual aggregate bonuses paid to our named executives under our 2021 bonus program, as determined by our compensation committee based on the level at which the applicable corporate and individual performance goals were attained, are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
Our board of directors and compensation committee may adjust the target bonus opportunities of our named executive officers from time to time in their discretion.
2021 Equity Compensation
Prior to 2021, we historically granted stock options to our named executive officers under our Amended and Restated 2011 Stock Incentive Plan. In connection with the closing of the Merger, we adopted our 2021 Incentive Award Plan (the “2021 Plan”) and Employee Stock Purchase Plan, and granted restricted stock units (“RSUs”) to our named executive officers under the 2021 Plan. We grant equity awards to our named executive officers in order to attract and retain them, as well as to align their interests with the interests of our stockholders.
In October 2021, we granted Mr. Pittman an award of 7,471,228 RSUs, Mr. Fay an award of 3,481,034 RSUs, and Mr. Tulsi an award of 1,740,517 RSUs, in each case, under the 2021 Plan. Each RSU represents the right to receive one share of our Class A common stock upon vesting. Each award vests as to 1/16th of the underlying RSUs on each quarterly anniversary of July 15, 2021, subject to the applicable executive’s continued service through the applicable vesting date. Under each award, if we undergo a change in control and the applicable executive’s employment is terminated by us or a successor entity without “cause” (as defined in the applicable award agreement) or such executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions, in either case, within 12 months following such change in control, then the award shall vest as to the number of RSUs that would have otherwise vested over the 12 months following such executive’s date of termination.

Other Elements of Compensation
Retirement Plans
We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2020, we made discretionary matching contributions in respect of certain contributions made by participants in the 401(k) plan (up to a specified percentage of the employee contributions), and any such matching contributions become fully vested after an employee has provided two years of service. We did not make any matching contributions under the 401(k) plan in 2021. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance
We believe the perquisites described above are appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2021:

				Option Awards				Stock Awards
Name	Grant Date	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock Awards— Number of Shares or Units of Stock That Have Not Vested (#)	Stock Awards— Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
R.J. Pittman	03/21/2019	12/3/2018	(2) (3)(5)	11,526,565		0.66	3/21/2029	—	—
	03/21/2019	—	(4)	866,597	—	0.66	3/21/2029	—	—
	03/21/2019	12/3/2018	(2)(5)	454,329	151,444	0.66	3/21/2029	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	1,440,701	$29,736,069
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	7,004,277	$144,568,277
James D. Fay	10/5/2017	09/11/2017	(2)	1,473,881	—	0.35	10/05/2027	—	—
	10/14/2020	10/14/2020	(2)(9)	125,213	364,728	1.14	10/14/2030	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	238,779	$4,928,399
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	3,263,470	$67,358,021
Japjit Tulsi	02/6/2020	01/21/2020	(2)(6)	1,381,675	1,501,821	0.66	2/06/2030	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	319,584	$6,596,214
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	1,631,735	$33,679,010
(1) Amount determined by multiplying the number of RSUs that have not vested by $20.64, the closing price of our Class A common stock on December 31, 2021.
(2) Represents an option vesting with respect to 25% of the shares subject to the option on the first anniversary of the vesting start date, and with respect to 1/48th of the shares subject to the option monthly thereafter, subject to the applicable executive’s continued service through the applicable vesting date.
(3) Represents an option that may be exercised as to all of the shares subject thereto before vesting, with any shares purchased subject to the Company’s right of repurchase at the original exercise price upon a termination of service, which repurchase right lapses in accordance with the option vesting schedule (described in Note (2) above).
(4) This option vested in full upon the closing of the Merger.
(5) (i) If the Company undergoes a change in control and the executive’s employment is terminated without “cause” (as defined in the executive’s offer letter) in connection with or following the change in control, the option shall vest in full, and (ii) if the Company undergoes a change in control and executive resigns his employment for “good reason” (as defined in the executive’s offer letter) in connection with or following the change in control, or the executive’s employment is terminated without “cause” other than in connection with or following a change in control, the option shall vest as to the number of shares that would have vested over the 12 months following the executive’s date of termination. Additionally, if the Company undergoes a change in control and the successor entity does not assume or substitute the option, the executive remains in continued employment with us through the closing of the change in control, and the executive’s employment with the successor entity does not continue following the change in control (other than due to the executive’s resignation without “good reason”), then the option shall vest immediately prior to the change in control to the same extent such option would have vested upon the executive’s termination of employment.
(6) If the Company undergoes a change in control and the executive’s employment is terminated by us or a successor entity without “cause” (as defined in the applicable award agreement) or the executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions, in either case, within 12 months following such change in control, then the option shall vest as to the number of shares that would have vested over the 12 months following the executive’s date of termination.
(7) Represents an RSU award vesting with respect to 1/16th of the total RSUs subject thereto on each quarterly anniversary of the vesting start date, subject to the applicable executive’s continued service through the applicable vesting date.
(8) Represents Earn-out shares that are issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”), if the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23,00 and $25.50. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A Stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. The Earn-out shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”). The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on monthly basis over the Earn-out Period using the most reliable information available to be issued include events that are not solely indexed to the common stock of the Company, see Note 14. Stock Plan under item 8 for more information.
(9) If the Company undergoes a change in control and the executive’s employment is terminated by us or a successor entity without “cause” or the executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions at any time following such change in control, then the option shall fully vest.

Executive Compensation Arrangements
Offer of Employment Letters
During 2021, we were party to employment offer letters with Messrs. Pittman, Fay, and Tulsi, the material terms of which are summarized below.
Mr. Pittman’s Offer Letter
We entered into an employment offer letter with Mr. Pittman in November 2018, pursuant to which Mr. Pittman serves as our Chief Executive Officer. Mr. Pittman’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity and terms of his initial stock option grants.
Under his offer letter, if Mr. Pittman’s employment with us is terminated without “cause” (as defined therein), then he will be eligible for the following severance benefits: (i) continued payment of his then-current base salary for 12 months, (ii) reimbursements for the cost of COBRA premiums for up to 12 months, and (iii) accelerated vesting as to the number of shares underlying each outstanding equity award that would have vested over the 12 months following the date of termination. Mr. Pittman will also be eligible for the foregoing accelerated vesting upon a termination of his employment due to his death or disability. The foregoing severance benefits are subject to Mr. Pittman (or his estate) executing and not revoking a general release of claims in favor of us and returning all Company property to us upon his termination.
Additionally, if the Company undergoes a change in control and the successor entity does not assume or substitute Mr. Pittman’s outstanding equity awards, he remains in continued employment with us through the closing of the change in control, and Mr. Pittman’s employment with the successor entity does not continue following the change in control (other than due to his resignation without “good reason” (as defined in the offer letter)), then equity awards shall vest immediately prior to the change in control to the same extent such awards would have vested upon Mr. Pittman’s termination of employment.
Mr. Fay’s Offer Letter
We entered into an employment offer letter with Mr. Fay in July 2017, pursuant to which Mr. Fay serves as our Chief Financial Officer. Mr. Fay’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.
Under his offer letter, if Mr. Fay’s employment with us is terminated without “cause” (as defined in the option agreement evidencing the stock option granted to him on October 5, 2017) or he resigns due to certain material adverse changes to his position, work location, base compensation or working conditions (an “Involuntary Termination”) within 24 months following a change in control of the Company, then he will be eligible for the following severance benefits: (i) an amount equal to three months of his base salary, and (ii) an amount equal to his target annual bonus for the year of termination, prorated based on the period during which Mr. Fay was employed during such year (plus an additional three months). Additionally, if Mr. Fay experiences an Involuntary Termination at any time following a change in control of the Company, all of his then-outstanding Company stock options will fully vest.
Alternatively, if Mr. Fay experiences an Involuntary Termination before or more than 24 months after a change in control of the Company, he will be eligible to receive three months of his continued base salary, subject to his execution of a release of claims in favor of us.

Mr. Tulsi’s Offer Letter
We entered into an employment offer letter with Mr. Tulsi in January 2020, pursuant to which Mr. Tulsi serves as our Chief Technology Officer. Mr. Tulsi’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans. Mr. Tulsi’s offer letter also provides for the payment of a sign-on bonus of $100,000, with 50% of such bonus paid in July 2020 and the remaining 50% paid in January 2021.

Director Compensation
Before the Merger, we did not maintain a formal non-employee director compensation program; however, we previously granted stock options to non-employee directors from time to time. Additionally, we reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of our board and its committees. None of our non-employee directors received any cash, equity, or other compensation for their services in 2021. As of December 31, 2021, Mike Gustafson held an option covering 475,645 shares of our Class A common stock, and none of our other non-employee directors held Company equity awards as of December 31, 2021.
Mr. Pittman receives no additional compensation for his service as a director, and the compensation provided to him during 2021 as an employee is set forth in the Summary Compensation Table above.
In February 2022, our board of directors adopted a non-employee director compensation program (the “Director Compensation Program”), which provided our non-employee directors with fixed annual cash retainer fees as well as equity incentive awards for their service on the Board, as summarized below.
Under the Director Compensation Program, commencing January 1, 2022, each non-employee director receives an annual cash retainer of $30,000. The members of the following committees receive additional annual cash retainers in the amounts set forth below, depending on whether the member serves as chairperson of the committee:

	Chair	Non-Chair
Audit Committee	$20,000	$10,000
Compensation Committee	$14,000	$7,000
Nominating and Corporate Governance Committee	$8,000	$4,000
All cash retainers are paid quarterly in arrears within 30 days following the end of the applicable quarter (and prorated for partial service during a quarter).
Upon a non-employee director’s initial appointment or election to our Board, the director will automatically be granted an award of a number of RSUs calculated by dividing (a) $350,000 by (b) the average closing trading price of our Class A common stock over the 30 consecutive trading days ending with the trading day immediately preceding the grant date (an “Initial Award”). Each Initial Award will vest as to one-third of the total RSUs on each anniversary of the grant date, subject to continued service on the Board through each applicable vesting date.
Additionally, on the date of each annual stockholders meeting, each non-employee director who serves immediately before and will continue to serve immediately after the meeting will be automatically granted an award of a number of RSUs calculated by dividing (a) $175,000 by (b) the average closing trading price of our Class A common stock over the 30 consecutive trading days ending with the trading day immediately preceding the grant date (the “Annual Award”). Each Annual Award will vest on the earlier of (i) the first anniversary of the grant date, or (ii) immediately before our next annual stockholders meeting following the grant date, subject to continued service on the Board through the applicable vesting date.
If we undergo a change in control, each Initial Award and Annual Award then-held by a non-employee director will vest in full immediately before such change in control if the non-employee director will not continue on the board of directors of the successor company following such change in control.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	66,970,500	$0.63	10,673,270
Equity compensation plans not approved by security holders	—	—	4,700,002
Total	66,970,500	$0.63	15,373,272
(1) Includes our 2021 Plan. Our 2021 Plan provides that the initial aggregate number of shares of common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of common stock as of the Closing (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. Our 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the Closing and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the Closing.
(2) The weighted average exercise price does not take into account outstanding RSUs and PRSUs, which have no exercise price, or outstanding rights under the 2021 ESPP.
Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our voting shares by:
•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of December 31, 2021.
Percentage ownership of our voting securities is based on 280,814,312 shares of our common stock issued and outstanding as of March 11, 2022.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock	% of Common Stock
Directors and Executive Officers of the Company
R.J. Pittman (1)(2)	14,134,778	5.0%
James D. Fay (1)(3)	1,470,327	*
Jay Remley (1)(4)	1,664,578	*
Japjit Tulsi (1)(5)	1,796,524	*
Mike Gustafson (1)(6)	619,280	*
Peter Presunka (1)	—	*
Peter Hébert (7)	21,938,167	7.8%
Jason Krikorian (8)	22,062,456	7.9%
All Directors and Executive Officers of the Company as a Group (7 individuals)	63,686,110	22.7%
Five Percent Holders of the Company
Entities affiliated with Lux Capital Management(7)	21,938,167	7.8%
DCM VI, L.P.(8)	22,062,456	7.9%
R.J. Pittman (1)(2)	14,134,778	5.0%
* Less than one percent.
(1) The principal business address is c/o Matterport, Inc., 352 East Java Drive, Sunnyvale, California 94089.
(2) Consists of (a) 1,249,426 shares of Common Stock and (b) 12,885,352 options exercisable for shares of Common Stock.
(3) Consists of (a) 602,906 shares of Common Stock and (b) 867,421 options exercisable for shares of Common Stock.
(4) Consists of (a) 306,590 shares of Common Stock and (b) 1,357,988 options exercisable for shares of Common Stock.
(5) Consists of (a) 294,704 shares of Common Stock and (b) 1,501,820 options exercisable for shares of Common Stock.
(6) Consists of (a) 143,635 shares of Common Stock and (b) 475,645 options exercisable for shares of Common Stock.
(7) Consists of (a) 229,793 shares of Common Stock held by Peter Hebert (b) 15,174,620 shares of Common Stock held by Lux Ventures III, L.P., (c) 5,806,341 shares of Common Stock held by Lux Co-Invest Venture Partners III, LLC is the general partner of each of Lux Ventures III L.P. and Lux Ventures III Special Founders Fund, L.P. and exercises voting and dispositive power over the shares noted herein held thereby. Lux Co-Invest  Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest  Opportunities, L.P. Lux Ventures Cayman III General Partner Limited is the general partner of Lux Ventures Cayman III, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures Cayman III, L.P. Peter Hébert and Josh Wolfe are the individual managing members of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited. The individual managers, as the sole managers of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures III, L.P., Lux Co-Invest Opportunities, L.P., Lux Ventures Cayman III, L.P. and Lux Ventures III Special Founders Fund, L.P. Each of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, and the individual managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(8) Consists of shares of Common Stock held by DCM VI, L.P. Jason Krikorian is a general partner at DCM, which is an affiliate of DCM VI, L.P. Mr. Krikorian disclaims beneficial ownership of all shares held by DCM VI, L.P. except to the extent of his pecuniary interest therein. The address of DCM VI, L.P. and Mr. Krikorian is 2420 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Approval of Related Person Transactions
Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written related party transactions policy that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. The policy provides that officers, directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company without the prior consent of the audit committee, or other independent members of the board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.
Any proposed transaction that has been identified as a Related-Person Transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of our policy. No director may participate in approval of a related person transaction for which he or she is a related person. In the event that it is inappropriate for the Audit Committee to review the transaction for reasons of conflict of interest or otherwise, after taking into account possible recusals by Audit Committee members, then the related person transaction shall be approved by another independent body of our board of directors. Any related person transaction, if not a related person transaction when originally consummated, or if not initially identified as a related person transaction prior to consummation, shall be submitted to the Audit Committee for review and ratification as soon as reasonably practicable. The Audit Committee shall consider whether to ratify and continue, amend and ratify, or terminate and rescind such related person transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2018 and each currently proposed transaction in which:
•we, GHVI or Legacy Matterport have been or are to be a participant;
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Amended and Restated Registration Rights Agreement
In connection with the Closing, the Company, Gores Holdings VI Sponsor, LLC (our “Sponsor”), certain directors of GHVI (together with the Sponsor, the “Gores Holders”), and the stockholders of Legacy Matterport party thereto (the “Matterport Holders” and together with the Gores Holders, the “Registration Rights Holders”) entered into an Amended and Restated Registration Rights Agreement, dated as of July 22, 2021 (the “Amended and Restated Registration Rights Agreement”).
Under the Amended and Restated Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC to register the resale of (a) any (i) outstanding shares of common stock or any Private Placement Warrants, (ii) shares of common stock issued or issuable upon the conversion of the Founder Shares and upon exercise of the Private Placement Warrants, and (iii) shares of common stock issued as Earn-out Shares or issuable upon the conversion of any Earn-out Shares, in each case, held by the Matterport Holders, and (b) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, in each case held by such Registration Rights Holder.
The Company agreed to, within 30 days after the Closing, file with the SEC a shelf registration statement registering the resale of the common stock held by the Registration Rights Holders and use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, the Gores Holders are entitled to three demand registrations and the Matterport Holders are entitled to six demand registrations; provided, however, the Company is not obligated to participate in more than four demand registrations in any twelve-month period. Further, the Company is not obligated to participate in an underwritten offering if the aggregate gross proceeds from such offering are expected to be $25 million or less. The Amended and Restated Registration Rights Agreement also provides “piggy-back” registration rights to such stockholders and their permitted transferees, subject to certain requirements and customary conditions.
Indemnification Agreements
The Second Amended and Restated Certificate of Incorporation contains provisions limiting the liability of executive officers and directors, and the Amended and Restated Bylaws provide that the Company will indemnify each of its executive officers and directors to the fullest extent permitted under Delaware law. The Second Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws also provide the board with discretion to indemnify certain key employees when determined appropriate by the board.
We have entered into indemnification agreements with all of our directors and executive officers and certain other key employees. The indemnification agreements provide that the Company will indemnify each of its directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of the Company’s directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, the Second Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
Pre-Merger Relationships and Related Party Transactions of GHVI
Founder Shares
On July 24, 2020, the Sponsor purchased 17,250,000 shares of GHVI’s Class F common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Subsequently, the Sponsor transferred 25,000 Founder Shares to each of GHVI’s three independent directors at their original purchase price. On October 1, 2020, the Sponsor surrendered 8,625,000 Founder Shares to GHVI for no consideration, on October 23, 2020, GHVI effected a stock dividend with respect to the Founder Shares of 6,468,750 shares thereof and on November 13, 2020 the Sponsor surrendered 6,468,750 Founder Shares to GHVI for no consideration, resulting in an aggregate of 8,625,000 outstanding Founder Shares. As a result of such surrenders and stock dividend, the per-share purchase price increased to approximately $0.003 per share.
In connection with the Closing, the Founder Shares automatically converted into shares of Class A common stock on a one-for-one basis and continue to be subject to the transfer restrictions applicable to the Founder Shares. The Gores Holders have agreed not to transfer, assign or sell any Founder Shares until 180 days after the Closing.
Private Placement Warrants
On December 15, 2020, the Sponsor purchased 4,450,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, or $8,900,000 in the aggregate. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The Private Placement Warrants may not be redeemed by us so long as they are held by the Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than the Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants sold in the GHVI IPO. The Sponsor and its permitted transferees have the option to exercise the Private Placement Warrants on a physical (cash) or net share (cashless) basis. The sale of the Private

Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Administrative Services Agreement
On December 10, 2020, GHVI entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. This agreement terminated upon the Closing.
Pre-Merger Relationships and Related Party Transactions of Legacy Matterport
Legacy Matterport Series D Preferred Stock Financing
From February 2019 to June 2020, Legacy Matterport issued and sold shares of its Series D Preferred Stock to investors, including (i) Lux Co-Invest Opportunities, L.P., an affiliate of Peter Hébert, a member of the Legacy Matterport board of directors, (ii) DCM VI, L.P., an affiliate of Jason Krikorian, a member of the Legacy Matterport board of directors, and (iii) QUALCOMM Ventures LLC, an affiliate of Carlos Kokron, a member of the Legacy Matterport board or directors, for an aggregate purchase price of approximately $85.4 million. In connection with the Closing, each share of Legacy Matterport’s Series D Preferred Stock was exchanged for Per Share Company Stock Consideration and the right to receive its Earn-out pro rata share of any Earn-out Shares issued.
The following table summarizes purchases of shares of Legacy Matterport’s Series D Preferred Stock by Lux Co-Invest Opportunities, L.P., DCM VI, L.P. and QUALCOMM Ventures LLC.

Name	Shares of Series D Preferred Stock (1)	Total Purchase Price
Lux Co-Invest Opportunities, L.P.(2)	5,498,666	$11,096,833
DCM VI, L.P.(3)	2,071,973	$4,181,439
QUALCOMM Ventures LLC(4)	1,734,888	$3,501,170
(1) The shares of Series D Preferred Stock prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger.
(2) Lux Co-Invest Opportunities, L.P. is an affiliate of Peter Hébert, a member of Legacy Matterport’s board of directors.
(3) DCM VI, L.P. is an affiliate of Jason Krikorian, a member of Legacy Matterport’s board of directors.
(4) QUALCOMM Ventures LLC is an affiliate of Carlos Kokron, a member of Legacy Matterport’s board of directors.
2020 Convertible Promissory Notes
From January 2020 to March 2020, Legacy Matterport issued convertible promissory notes in an aggregate principal amount of $8.5 million (the “2020 Notes”) to investors, including (i) $400,000 aggregate principal amount to DCM VI, L.P., an affiliate of Jason Krikorian, a member of the Legacy Matterport board of directors, (ii) $2.0 million aggregate principal amount to Lux Co-Invest Opportunities, L.P., an affiliate of Peter Hébert, a member of the Legacy Matterport board of directors, and (iii) $1,000,000 aggregate principal amount to QUALCOMM Ventures LLC, an affiliate of Carlos Kokron, a member of the Legacy Matterport board of directors. The 2020 Notes accrued interest at a rate of 5% per annum. All of the 2020 Notes were converted to Legacy Matterport’s Series D Preferred Stock in April 2020 in connection with Legacy Matterport’s Series D Preferred Stock financing. In connection with the Closing, each share of Legacy Matterport’s Series D Preferred Stock was exchanged for Per Share Company Stock Consideration and the right to receive its Earn-out pro rata share of any Earn-out Shares issued.
The following table summarizes the number of shares of Series D Preferred Stock that were issued to each of DCM VI, L.P., Lux Co-Invest Opportunities, L.P. and QUALCOMM Ventures LLC upon the conversion of the 2020 Notes.

Name	Shares of Series D Preferred Stock issued upon conversion of the 2020 Notes(1)
Lux Co-Invest Opportunities, L.P.(2)	1,116,078
DCM VI, L.P.(3)	558,039
QUALCOMM Ventures LLC(4)	223,216

(1) The shares of Series D Preferred Stock prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger.
(2) Lux Co-Invest Opportunities, L.P. is an affiliate of Peter Hébert, a member of Matterport’s board of directors.
(3) QUALCOMM Ventures LLC is an affiliate of Carlos Kokron, a member of Matterport’s board of directors.
(4) DCM VI, L.P. is an affiliate of Jason Krikorian, a member of Matterport’s board of directors.
Investors’ Rights Agreement
In February 2019, Legacy Matterport entered into an Amended and Restated Investors’ Rights Agreement with certain holders of Legacy Matterport’s capital stock including certain directors and 5% holders of Legacy Matterport’s capital stock. This agreement terminated upon the Closing.
Right of First Refusal and Co-Sale Agreement
In February 2019, Legacy Matterport entered into an Amended and Restated Right of First Refusal and Co-Sale Agreement with certain holders of Legacy Matterport’s capital stock including certain directors and 5% holders of Legacy Matterport’s capital stock. This agreement terminated upon the Closing.
Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
PricewaterhouseCoopers LLP was appointed as our independent registered accounting firm in July 2021, upon the dismissal of KPMG LLP. PricewaterhouseCoopers LLP has audited the financial statements of Legacy Matterport since 2019. The following tables present the aggregate fees billed by PricewaterhouseCoopers LLP and KPMG LLP to us (including Legacy Matterport, in the case of PricewaterhouseCoopers LLP) for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended
	2021(2)	2021(3)	2020
Audit Fees (1)	$3,080	$1,063	$206
Audit-related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees (4)	3	—	—
Total Fees	$3,083	$1,063	$206
(1) Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.
(2) Includes fees billed for professional services rendered in connection with the audit of our year-end consolidated financial statements, including, audited financial statements presented in our Registration Statement on Form S-1 and Form S-4 in connection with our Merger transaction, quarterly reviews and services that are provided by PricewaterhouseCoopers LLP in connection with regulatory filings. The amounts also include interim procedures and audit fees, as well as attendance at audit committee meetings. Included in the 2021 Audit Fees are fees billed in connection with our Merger.
(3) Represent fees billed for services for the period from January 1, 2021 through July 22, 2021 prior to the Merger. Audit Fees for professional services rendered by KPMG LLP includes reviewing the Company’s two quarterly reports on Form 10-Q and Form S-4 in connection with our Merger filed with the SEC.
(4) “All Other Fees” consists of fees related to subscriptions to an accounting regulatory database.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre‑approve all audit and permissible non‑audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit‑related services, tax services and other services. Pre‑approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date.

Prior to the Merger, all of the services listed in the table above provided by KPMG LLP were approved by Gores in accordance with its policies then in effect. Following the Merger, all of the services listed in the table above provided by PricewaterhouseCoopers LLP were approved by our board of directors.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents files as part of this report
1. Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249312	4.2	10/5/2020

4.2	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.3	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties.	8-K	001-39790	10.1	7/28/2021

10.2	Form of Indemnification Agreement.	8-K	001-39790	10.2	7/28/2021

10.3+	Matterport, Inc. 2021 Incentive Award Plan and related forms of awards agreements.	8-K	001-39790	10.3(a)	7/28/2021

10.4+	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(b)	7/28/2021

10.5+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(c)	7/28/2021

10.6†	Matterport, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39790	10.4	7/28/2021

10.7	Form of Individual Investor Subscription Agreement.	8-K	001-39790	10.1	2/8/2021

10.8	Form of Institutional Investor Subscription Agreement.	8-K	001-39790	10.2	2/8/2021

10.9	Offer Letter, dated November 20, 2018, by and between Matterport, Inc. and R.J. Pittman.	S-4	333-255050	10.6	4/6/2021

10.10	Offer Letter, dated July 28, 2017, by and between Matterport, Inc. and James D. Fay.	S-4	333-255050	10.7	4/6/2021

10.11	Offer Letter, dated January 16, 2020, by and between Matterport, Inc. and Japjit Tulsi.	S-4	333-255050	10.8	4/6/2021

10.12+	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	8-K	001-39790	10.5	7/28/2021

10.13+	Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.10	4/6/2021

10.14+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.11	4/6/2021

10.15	Matterport, Inc. Non-Employee Director Compensation Program					*

21.1	List of Subsidiaries.					*

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Matterport, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________
*    Filed herewith
+ Indicates a management contract or compensatory plan.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTERPORT, INC.

Date: March 18, 2022	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ R.J. Pittman		March 18, 2022
R.J. Pittman
Chief Financial Officer (Principal Financial Officer)
/s/ James D. Fay		March 18, 2022
James D. Fay
Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Presunka		March 18, 2022
Peter Presunka
Director
/s/ Michael B. Gustafson		March 18, 2022
Michael B. Gustafson
Director
/s/ Peter Hébert		March 18, 2022
Peter Hébert
Director
/s/ Jason Krikorian		March 18, 2022
Jason Krikorian