Form 10-Q
period 2022-03-31
Matterport, Inc./DE
filed 2022-05-12
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 281,953,533 shares of Class A common stock outstanding as of May 5, 2022.

		Page

	Cautionary Note Regarding Forward-looking Statements	4

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	10

	Notes to the Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	68

Signatures		63

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022 titled “Risk Factors.”

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$92,996	$139,519
Restricted cash	—	468
Short-term investments	308,813	264,931
Accounts receivable, net of allowance of $482 and $291, as of March 31, 2022 and December 31, 2021, respectively	15,088	10,879
Inventories	5,166	5,593
Prepaid expenses and other current assets	14,213	16,313
Total current assets	436,276	437,703
Property and equipment, net	21,946	14,118
Operating lease right-of-use assets	3,369	—
Long-term investments	198,178	263,659
Goodwill	54,080	—
Intangible assets, net	5,140	—
Other assets	2,912	3,696
Total assets	$721,901	$719,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,089	$12,227
Deferred revenue	14,270	11,074
Accrued expenses and other current liabilities	21,763	10,026
Total current liabilities	49,122	33,327
Warrants liability	6,405	38,974
Contingent earn-out liability	—	377,576
Deferred revenue, non-current	288	874
Other long-term liabilities	6,448	262
Total liabilities	62,263	451,013
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of March 31, 2022 and December 31, 2021; and liquidation preference of nil as of March 31, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; and 281,271 shares and 250,173 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	28	25
Additional paid-in capital	1,061,938	737,735
Accumulated other comprehensive loss	(6,174)	(1,539)
Accumulated deficit	(396,154)	(468,058)
Total stockholders’ equity	659,638	268,163
Total liabilities and stockholders’ equity	$721,901	$719,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$17,141	$13,800
License	23	2,260
Services	3,973	2,689
Product	7,373	8,180
Total revenue	28,510	26,929
Costs of revenue:
Subscription	5,262	3,251
License	—	—
Services	2,983	2,035
Product	8,356	4,915
Total costs of revenue	16,601	10,201
Gross profit	11,909	16,728
Operating expenses:
Research and development	26,002	6,025
Selling, general, and administrative	70,849	13,058
Total operating expenses	96,851	19,083
Loss from operations	(84,942)	(2,355)
Other income (expense):
Interest income	1,295	8
Interest expense	—	(308)
Change in fair value of warrants liabilities	21,433	—
Change in fair value of contingent earn-out liability	136,043	—
Other expense, net	(1,321)	(198)
Total other income (expense)	157,450	(498)
Income (loss) before provision for income taxes	72,508	(2,853)
Provision for income taxes	604	19
Net income (loss)	$71,904	$(2,872)
Net income (loss) per share attributable to common stockholders:
Basic	$0.26	$(0.07)
Diluted	$0.23	$(0.07)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	275,199	39,632
Diluted	312,432	39,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	71,904	(2,872)
Other comprehensive loss, net of taxes:
Foreign currency translation loss	—	$(67)
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,635)	$40
Other comprehensive loss	$(4,635)	$(27)
Comprehensive income (loss)	$67,269	$(2,899)

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

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	—	—	76	—	—	76
Issuance of common stock to a customer	—	—	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	—	—	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	—	—	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	—	—	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	—	$—	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$71,904	$(2,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,463	1,285
Amortization of debt discount	—	67
Amortization of investment premiums, net of accretion of discounts	954	—
Stock-based compensation, net of amounts capitalized	55,277	658
Change in fair value of warrants liabilities	(21,433)	—
Change in fair value of contingent earn-out liability	(136,043)	—
Deferred income taxes	(227)	—
Allowance for doubtful accounts	191	16
Other	45	(53)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,988)	(722)
Inventories	427	185
Prepaid expenses and other assets	(1,571)	(144)
Accounts payable	659	1,869
Deferred revenue	2,610	1,787
Accrued expenses and other liabilities	3,254	(1,020)
Net cash provided by (used in) operating activities	(25,478)	1,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(448)	(162)
Capitalized software and development costs	(3,596)	(1,344)
Purchase of investments	(30,378)	—
Maturities of investments	46,200	—
Investment in convertible notes	—	(1,000)
Business acquisitions, net of cash acquired	(30,020)	—
Net cash used in investing activities	(18,242)	(2,506)
CASH FLOW FROM FINANCING ACTIVITIES:
Payment of transaction costs related to reverse recapitalization	—	(593)
Proceeds from exercise of stock options	2,191	789
Payments for taxes related to net settlement of equity awards	(33,337)	—
Proceeds from exercise of warrants	27,844	—
Repayment of debt	—	(1,099)
Other	76	—
Net cash used in financing activities	(3,226)	(903)
Net change in cash, cash equivalents, and restricted cash	(46,946)	(2,353)
Effect of exchange rate changes on cash	(45)	(12)
Cash, cash equivalents, and restricted cash at beginning of year	139,987	52,250
Cash, cash equivalents, and restricted cash at end of period	$92,996	$49,885

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$267
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$896	$—
Reclassification of remaining contingent Earn-out liability upon triggering events	$242,430	$—
Unpaid transaction costs	$—	$2,390
Property, equipment and capitalized software and development costs included in accounts payable and accrued expenses and other liabilities	270	19
Common stock issued in connection with acquisition	$19,118	$—
Unpaid cash consideration in connection with acquisition	4,348	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc. and its subsidiaries (“Matterport” or the “Company”) is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform comprising innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011 and is headquartered in Sunnyvale, California.
On July 22, 2021 (the “Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Merger Agreement, the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC.” Upon the closing of the Merger, we changed our name to Matterport, Inc. See Note 3 “ Reverse Recapitalization” for additional information.
Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “Gores” refers to the Company prior to the Merger and “Legacy Matterport” refers to Matterport, Inc. prior to the Merger.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than the policies noted below, no material changes have been made to the significant accounting policies described in the Company’s 2021 Form 10-K for the fiscal year ended December 31, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC, regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s 2021 Form 10-K for the fiscal year ended December 31, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, identified intangibles and goodwill, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, and the determination of stand-alone selling price of various performance obligations. As of March 31, 2022, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
Management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other factors, including the current economic environment and the impact of COVID-19, which management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company adjusts such estimates and assumptions when dictated by facts and circumstances. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the condensed consolidated financial statements in future periods. Actual results may differ materially from those estimates.
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
No customer accounted for more than 10% of the Company’s total accounts receivable during three months ended March 31, 2022 and 2021. No customer accounted for more than 10% of the Company’s total revenue for three months ended March 31, 2022 and 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $0.9 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of nil and $0.5 million as of March 31, 2022 and December 31, 2021. The restricted cash is cash deposits restricted under the 2020 term loan. Refer to Note 9 “Debt” for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $0.5 million and $0.3 million, respectively.
Fair Value Measurement
The Company accounts for certain of its financial assets and liabilities at fair value. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated.
Accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments.
Transaction Costs
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the condensed consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the public and private warrants liabilities were expensed in the condensed consolidated statements of operations. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. As of March 31, 2021, $3.0 million of deferred transaction costs were included within other assets in the condensed consolidated balance sheet.
Business Combination
Business acquisitions are accounted for using the acquisition method under Accounting Standards Codifications (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
intangible assets acquired and liabilities assumed is recorded based on their preliminary estimated fair values on the acquisition date. The initial valuations are derived from estimated fair value assessments and assumptions used by management. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.5 million of acquisition-related costs for the three months ended March 31, 2022.
Intangible Assets
Purchased intangible assets with finite lives are carried at costs, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired in each business combination. Goodwill will be evaluated for impairment on an annual basis in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicated the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the single reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and other long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset group, the Company will record an impairment loss for the amount by which the carrying amount of the assets exceeds the fair value of the assets.
The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets during the three months ended March 31, 2022 and 2021, respectively.
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted stock unit (“RSU”) holders were entitled to receive an aggregate of approximately 23.5 million shares (“Earn-out Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 14 “Contingent Earn-Out Liability”.
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded a component of other income (expense), net in the consolidated statements of operations. If the applicable triggering event is achieved for a tranche, the Company will reclassify the outstanding earn-out liability to additional paid-in capital upon the triggering event and account for the Earn-out Shares for such tranche as issued and outstanding common stock upon the share release.
Earn-out Shares issuable to certain holders of Legacy Matterport stock options and RSUs in respect of such stock options and RSUs (the “Earn-out Awards”) are subject to forfeiture and are accounted for in accordance with ASC 718.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of shares of Class A common stock, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 8 “Fair Value Measurement” and Note 14 “Contingent Earn-Out Awards” for additional information.
All six Earn-out Triggering Events occurred as of January 18, 2022, which resulted in the Company issuing an aggregate of 21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations. Refer to Note 14 “Contingent Earn-out Awards” and Note 15 “Stock Plan” for additional information.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general, and administrative in the condensed consolidated statements of operations. Advertising expense was $3.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”), which requires a lessee to recognize right-of-use (ROU) assets and lease liabilities arising from operating and financing leases with terms longer than 12 months on the condensed consolidated balance sheets and to disclose key information about leasing arrangements.

The Company adopted the new standard, along with all subsequent ASU clarifications and improvements that are applicable to the Company, effective January 1, 2022 and recorded an ROU asset and lease liability related to its operating leases. The Company used the modified retrospective approach with the effective date as the date of initial application. Accordingly, the Company applied the new lease standard prospectively to leases existing or commencing on or after January 1, 2022. Prior period balances and disclosures have not been restated. The Company elected the package of transitional practical expedients, which among other provisions, allows the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. In addition, for operating leases, the Company elected to account for lease and non-lease components as a single lease component. The Company also made an accounting policy election to not recognize

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
lease liabilities and ROU assets on its condensed consolidated balance sheet for leases that, at the lease commencement date, have a lease term of 12 months or less.

Adoption of the standard resulted in the recognition of $3.6 million of ROU assets and $3.8 million of lease liabilities related to the Company's leases on its condensed consolidated balance sheet on January 1, 2022. The difference of $0.2 million represented deferred rent for leases that existed as of the date of adoption, which decreased the opening balance of ROU assets. In addition, the prepaid rent balance as of the date of adoption increased the opening balance of ROU assets. The deferred rent and prepaid rent balances were derecognized as of the date of adoption and no adjustment was made to retained earnings. The adoption of the standard did not have a material impact on our condensed consolidated statement of operations, comprehensive income (loss), changes in shareholders' equity or cash flows.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04” or “Topic 350”), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For all other entities, including emerging growth companies, this ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard effective January 1, 2022, which has not had a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for public entities for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for all other entities, including emerging growth companies, for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard effective January 1, 2022, which did not have a material impact on the Company’s condensed consolidated financial statements.
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
In October 2021, the FASB issues ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers, as if it had originated the contracts. This ASU is effective for public entities for interim and annual periods beginning after December 15, 2022. ASU No. 2021-08 will be effective for all other entities, including emerging growth companies, for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2021-08 beginning January 1, 2023, and is currently assessing the impact the guidance will have on the Company’s condensed consolidated financial statements.

3. REVERSE RECAPITALIZATION
On July 22, 2021, in connection with the Merger, the Company raised gross proceeds of $640.1 million, including the contribution of $345.1 million of cash held in Gores’ trust account from its initial public offering and an aggregate purchase price of $295.0 million in a private placement pursuant to the subscription agreements (“Private Investment in Public Equity” or “PIPE”) at $10.00 per share of Gores Class A common stock. The Company paid $0.9 million to Gores’

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. The aggregate consideration paid to Legacy Matterport stockholders in connection with the Merger (excluding any potential Earn-Out Shares), was 218,875,000 shares of the Company Class A common stock, par value $0.0001 per share. The per share Matterport stock consideration was equal to approximately 4.1193 (the “Exchange Ratio”).
The following transactions were completed concurrently upon the Closing:

•immediately prior to the Closing, 52,236 shares of Series D redeemable convertible preferred stock of Legacy Matterport were issued to a customer of Legacy Matterport.

•each issued and outstanding share of Legacy Matterport preferred stock was canceled and converted into the right to receive a total of 126,460,926 shares of the Matterport Class A common stock;
•each Legacy Matterport warrant was exercised in full in exchange for the issuance of 1,038,444 shares of Matterport Class A common stock to the holder of such Matterport warrant;
•each issued and outstanding share of Legacy Matterport common stock (including the items mentioned in above points) was canceled and converted into the right to receive an aggregate number of shares of Matterport Class A common stock equal to the per share Matterport stock consideration;
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
The number of shares of Class A common stock issued immediately following the consummation of the Merger was as follows (shares are in thousands):

Shares
Legacy Matterport Stockholders(1)	169,425
Public Stockholders of Gores	34,406
Initial Stockholders (defined below) of Class F Common Stock(2)	8,625
PIPE Investors(3)	29,500
Total	241,956
(1) Excludes 23,460,000 shares of Class A common stock issuable in earn-out arrangement as they are not issuable until 180 days after the Closing and are contingently issuable based upon the triggering events that have not yet been achieved.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(2) Represents shares of Class A common stock issued into which shares of Class F common stock, par value of $0.0001 per share, of the Company were converted upon the consummation of the Merger. Excludes 4,079,000 shares of Class A common stock purchased under the Sponsor Subscription Agreement and excludes 15,000 shares of Class A common stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE. Gores Holdings VI Sponsor, LLC, a Delaware limited liability company, Mr. Randall Bort, Ms. Elizabeth Marcellino and Ms. Nancy Tellem, Gores’ independent directors, are collectively noted as “Initial Stockholders”.
(3) Includes the Initial Stockholders’ ownership of 4,079,000 shares of Class A common stock purchased under the Sponsor Subscription Agreement and includes 15,000 shares of Class A common stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE.
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$16,237	$16,996
International	12,273	9,933
Total revenue	$28,510	$26,929
No country other than the United States accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2022 and 2021, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Over time revenue	$21,114	$16,489
Point-in-time revenue	7,396	10,440
Total	$28,510	$26,929
Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The contract balances as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$11,636	$8,898
Unbilled accounts receivable	$3,452	$1,981
Deferred revenue	$14,558	$11,948
During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $4.4 million and $2.0 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $28.1 million at the end of March 31, 2022 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of March 31, 2022 were $24.7 million, and the remaining thereafter.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITION

On January 5, 2022 (the “Enview Acquisition Date”), the Company completed the acquisition (the “Enview Acquisition”) of Enview, Inc. (“Enview”), a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques. The total purchase consideration for the Enview Acquisition was $64.4 million, which consisted of the following (in thousands):

Amount
Cash	$35,026
Common stock (1.2 million shares)(1)	19,118
Unpaid Consideration (2)	10,270
Total	$64,414
(1) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share.
(2) The Company recorded a liability for unpaid cash of $4.3 million and stock consideration of $6.0 million that will be paid at a future date due to the passage of time in accordance with the merger agreement, not to exceed two years from the Enview Acquisition Date. The liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheet.

The Company has accounted for the Enview Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values at the Enview Acquisition Date, as presented in the following table (in thousands):

Amount
Goodwill	$54,080
Identified intangible assets	5,400
Net assets acquired	4,934
Total	$64,414

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Enview technology with Matterport’s products and services. The goodwill is not deductible for income tax purposes.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Enview Acquisition Date (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$5,400	5 years

Pro forma results of operations have not been presented because the effects of the Enview Acquisition were not material to the Company’s condensed consolidated statements of operations.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill—The following table presents details of the Company’s goodwill during the three months ended March 31, 2022 (in thousands):

Amount
Balance as of December 31, 2021	$—
Goodwill acquired	54,080
Balance as of March 31, 2022	$54,080
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of March 31, 2022 (in thousands). There were no intangibles as of December 31, 2021.

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$260	$5,140
The Company recognized amortization expense of $0.3 million and nil for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of March 31, 2022 (in thousands):

Amount
Remaining 2022	$804
2023	1,080
2024	1,080
2025	1,080
2026	1,080
2027 and thereafter	16
Total future amortization expense	$5,140

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of March 31, 2022 and 2021 and the rollforward for three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance—beginning of period	$(291)	$(799)
Increase in reserves	(191)	(16)
Write-offs	—	75
Balance—end of period	$(482)	$(740)
Inventories—Inventories as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished Goods	$549	$295
Work in process	2,303	2,043
Purchased parts and raw materials	2,314	3,255
Total inventories	$5,166	$5,593
Property and Equipment, Net—Property and equipment as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$2,946	$2,324
Furniture and fixtures	355	355
Leasehold improvements	728	728
Capitalized software and development costs	38,373	28,964
Total property and equipment	42,402	32,371
Accumulated depreciation and amortization	(20,456)	(18,253)
Total property and equipment, net	$21,946	$14,118
Depreciation and amortization expenses of property and equipment were $2.2 million and $1.3 million for three months ended March 31, 2022 and 2021, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended March 31, 2022 and 2021 was $9.4 million and $1.4 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $2.1 million and $1.2 million for three months ended March 31, 2022 and 2021, respectively, of which $1.8 million and $1.0 million was recorded to costs of revenue related to subscription and $0.3 million and $0.2 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$4,985	$2,754
Tax payable	1,920	1,063
ESPP Contribution	1,754	693
Short-term unpaid acquisition consideration	6,265	—
Short-term operating lease liabilities	1,208	—
Other current liabilities	5,631	5,516
Total accrued expenses and other current liabilities	$21,763	$10,026
Other long-term Liabilities—Other long-term liabilities as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term operating lease liabilities	$2,442	$—
Long-term unpaid acquisition consideration	4,006	—
Other non-current liabilities	—	262
Total other long-term liabilities	$6,448	$262
8. FAIR VALUE MEASUREMENTS
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$60,883	$—	$—	$60,883
Total cash equivalents	$60,883	$—	$—	$60,883
Short-term investments:
U.S. government and agency securities	$29,533	$—	$—	$29,533
Non-U.S. government and agency securities	—	24,032	—	24,032
Corporate debt securities	—	147,363	—	147,363
Commercial paper	—	107,885	—	107,885
Total short-term investments	$29,533	$279,280	$—	$308,813
Long-term investments:
U.S. government and agency securities	$152,578	$—	$—	$152,578
Corporate debt securities	—	45,600	—	45,600
Total long-term investments	$152,578	$45,600	$—	$198,178
Other current assets:
Convertible notes receivable	$—	$—	$1,150	$1,150
Total other current assets:	$—	$—	$1,150	$1,150

Total assets measured at fair value	$242,994	$324,880	$1,150	$569,024

Financial Liabilities:
Private warrants liability	$—	$—	$6,405	$6,405
Total liabilities measured at fair value	$—	$—	$6,405	$6,405

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,142	$—	$—	$44,142
Total cash equivalents	$44,142	$—	$—	$44,142
Short-term investments:
Non-U.S. government and agency securities	—	24,317	—	24,317
Corporate debt securities	—	92,737	—	92,737
Commercial paper	—	147,877	—	147,877
Total short-term investments	$—	$264,931	$—	$264,931
Long-term investments:
U.S. government and agency securities	$185,075	$—	$—	$185,075
Corporate debt securities	—	78,584	—	78,584
Total long-term investments	$185,075	$78,584	$—	$263,659
Other assets:
Convertible notes receivable	$—	$—	$1,107	$1,107
Total other assets:	$—	$—	$1,107	$1,107

Total assets measured at fair value	$229,217	$343,515	$1,107	$573,839

Financial Liabilities:
Public warrants liability	$15,645	$—	$—	$15,645
Private warrants liability	—	23,329	—	23,329
Contingent earn-out liability	—		377,576	377,576
Total liabilities measured at fair value	$15,645	$23,329	$377,576	$416,550

Our Private Warrants transferred from Level 2 to Level 3 during the three months period ended March 31, 2022 due to the ceasing of trading activity of our Public Warrants in an active market, see Note 13. The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3:

March 31, 2022
Beginning balance	$—
Transfer of Private Warrants to Level 3	3,416
Unrealized loss	2,989
Ending Balance	$6,405

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of March 31, 2022 and December 31, 2021 (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,930	$—	$(3,819)	$182,111
Non-U.S. government and agency securities	24,281	—	(249)	24,032
Corporate debt securities	195,082	—	(2,119)	192,963
Commercial paper	107,970	—	(85)	107,885
Convertible notes receivable	1,000	150	—	1,150
Total available-for-sale investments	$514,263	$150	$(6,272)	$508,141

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$186,113	$—	$(1,038)	$185,075
Non-U.S. government and agency securities	24,385	—	(68)	24,317
Corporate debt securities	171,772	—	(451)	171,321
Commercial paper	147,914	—	(37)	147,877
Convertible notes receivable	1,000	107	—	1,107
Total available-for-sale investments	$531,184	$107	$(1,594)	$529,697
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments recorded for these securities at March 31, 2022 and December 31, 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in the condensed consolidated statements of comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. As of March 31, 2022, the Company applied a probability of 75% and 25% to the conversion and repayment scenario, respectively and an average discount rate of 17.7% in the valuation.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of March 31, 2022 and December 31, 2021, by contractual years-to-maturity (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year	$311,718	$309,963
Due between one and three years	202,545	198,178
Total	$514,263	$508,141

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$265,216	$264,931
Due between one and three years	265,968	264,766
Total	$531,184	$529,697

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. DEBT
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
On April 28, 2020, the Company amended the 2017 Second Amended and Restated Agreement with the lender (the “2020 Amendment”) to increase the limit of the revolving line of credit from $3.0 million to $5.0 million and extend the maturity date of the revolving line to December 15, 2020. On December 22, 2020, the Company amended and extended the line of credit maturity date from December 15, 2020, through December 14, 2021. The interest rates for the term loan and the revolving line of credit were 5.25%. As of March 31, 2021, $3.0 million of principal was outstanding under the 2020 Amendment revolving line of credit. In July 2021, the Company repaid in full the line of credit of $3.0 million.
For the three months ended March 31, 2022, the Company recorded no interest expense under the 2019 Term Loan and line of credit. The 2015 Term Loan was fully repaid as of September 30, 2021. For the three months ended March 31, 2021, the Company recorded immaterial interest expense under the 2019 Term Loan. The Company repaid $0.2 million of principal outstanding under the 2019 Term Loan during the three months ended March 31, 2021.
2018 Term Loan—On April 20, 2018, the Company entered into a $10.0 million term loan agreement (the “2018 Agreement”) with a lender maturing on May 1, 2022. The loan was repayable in 48 monthly scheduled installments commencing on May 1, 2018. The Company was required to make interest-only payments for the first 12 months starting May 2018 and thereafter to make 36 equal installment payments through the maturity date of the loan. The interest rate was

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
fixed at 11.5% per annum. As of March 31, 2021, there was $4.3 million of principal outstanding under the 2018 Agreement. The Company fully repaid the 2018 Agreement in July 2021.
In connection with the execution of the 2018 Agreement, an additional final payment of $0.5 million is due at the earlier of the maturity date and prepayment of the team loan. The Company accreted the final payment liability up to the redemption amount as part of the 2018 Agreement term loan balance and recognized interest expense over the term of the loan. The Company recognized immaterial interest expense related to the 2018 Agreement final payment for the three months ended March 31, 2021.
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
For the three months ended March 31, 2022, the Company recorded no interest expense under the 2018 Agreement. The 2018 Agreement was fully repaid as of July 2021. For the three months ended March 31, 2021, the Company recorded $0.1 million of interest expense and repaid $0.8 million of principal outstanding under the 2018 Agreement.
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

For the three months ended March 31, 2022, the Company recorded no interest expense under the 2020 Term Loan. The Company fully repaid the 2020 Term Loan as of September 2021. For the three months ended March 31, 2021, the Company recorded $0.1 million of interest expense and did not repay any principal outstanding under the 2020 Term Loan.
The Company fully repaid all the above debt during year ended December 31, 2021.
10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a lessee in several noncancellable operating leases, primarily real estate facilities for office space. The Company accounts for leases in accordance with Topic 842 (see Note 2) and determines if an arrangement is a lease or contains a lease at contract inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at lease commencement date. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the lease is generally not readily determinable for the Company's operating leases, the Company uses an incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes any lease payments made and excludes lease incentives.

The Company's lease arrangements comprise of operating leases with various expiration dates through the first quarter of 2025. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

For the three months ended March 31, 2022, the total operating lease costs were $0.4 million, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the three months ended March 31, 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's unaudited condensed consolidated statement of operations.

As of March 31, 2022, the weighted-average remaining lease term was 3 years and the weighted-average discount rate was 3.3%.

For the three months ended March 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million. Right-of-use assets obtained in exchange for new operating lease liabilities was nil for the three months ended March 31, 2022 as there were no new leases.

The following table presents maturities of operating lease liabilities as of March 31, 2022 (in thousands):

Amount
Fiscal years ending December 31,
Remaining 2022	$981
2023	1,339
2024	1,306
2025	207
Thereafter	—
Total operating lease payments	3,833
Less: imputed interest	(183)
Present value of operating lease liabilities	$3,650
Current portion of operating lease liabilities (1)	$1,208
Long-term operating lease liabilities (2)	$2,442

(1) Current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
(2) Long-term portion of operating lease liabilities is included in other long-term liabilities in the condensed consolidated balance sheet.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, for our non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Amount
2022	$1,312
2023	1,339
2024	1,306
2025	207
Thereafter	—
Total	$4,164

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of March 31, 2022, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2022	$13,544
2023	322
2024	143
Thereafter	—
Total	$14,009
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

As of March 31, 2022 and December 31, 2021, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2022, there were no known events or circumstances that have resulted in a material indemnification liability.
11. REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
12. STOCKHOLDERS’ EQUITY
On July 22, 2021, the Company issued 72.5 million shares of Class A common stock to public stockholders of Gores, Initial Stockholders of Class F Stock, and PIPE investors for an aggregate gross proceeds of $640.1 million. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately.
The Company has retroactively adjusted the shares issued and outstanding prior to July 22, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which shares of Legacy Matterport common stock were converted. Immediately prior to the Closing, 232.7 million shares were authorized for issuance at $0.001 par value. Immediately following the Closing, 670.0 million share were authorized for issuance at $0.0001 par value, including 640.0 million shares of common stock and 30.0 million shares of preferred stock. There were 242.0 million shares of common stock outstanding with a par value of $0.0001 upon the Closing. The holder of each share of common stock is entitled to one vote.
The Company had reserved shares of common stock for future issuance as of March 31, 2022 as follows (in thousands):

March 31, 2022
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	64,370
Shares available for future grant under 2021 Employee Stock Purchase Plan	9,760
Shares available for future grant under 2021 Incentive Award Plan	13,706
Total shares of common stock reserved	89,544

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Common Stock Warrants— The Company issued warrants to purchase common stock in connection with loan agreements entered from three lenders as disclosed below and in Note 9 “Debt”. Those warrants were considered equity at inception and were recorded to additional paid-in capital. The warrants had a contractual 10-year life from the issuance date.
All previously issued common stock warrants were fully vested and exercisable as of December 31, 2020.
In February 2021, the holders of all of the Company’s outstanding warrants entered into an agreement with the Company to exercise their warrants contingent upon, and effective immediately prior to, the consummation of the First Merger. On July 22, 2021, all the common stock warrants were exercised. The Company issued 1.0 million shares of the Class A common stock to the holders of the common stock warrants upon the Closing.
As of March 31, 2021, the unamortized debt discount related to the above warrants were $0.2 million. The Company fully amortized the remaining debt discount associated with the above warrants during the year ended December 31, 2021 upon the full repayment of the debt as discussed Note 9 “Debt”.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(4,635)	(4,635)
Balance at March 31, 2022	$(52)	$(6,122)	$(6,174)

	Foreign Currency Translation, Net of Tax	Unrealized Gains on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(67)	40	(27)
Balance at March 31, 2021	$68	$40	$108
13. PUBLIC AND PRIVATE WARRANTS
Prior to the Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing.

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company filed a Registration Statement on Form S-1 on August 19, 2021 related to the issuance of an aggregate of up to 11,350,000 shares of Class A common stock issuable upon the exercise of the Warrants, which was declared effective by the SEC on August 26, 2021. On December 15, 2021, the Company announced that it would redeem all of Matterport’s Public Warrants that remained outstanding as of 5:00 p.m. New York City time on January 14, 2022 (the “Redemption Date”) for a redemption price of $0.01 per warrant. The Public Warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. Any Public Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date would be void and no longer exercisable, and the holders of those Public Warrants would be entitled to receive only the redemption price of $0.01 per warrant.
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received during the three months ended March 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding as of March 31, 2022.
The following table summarizes the Public and Private Warrants activities during the three months ended March 31, 2022 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Outstanding as of December 31, 2021	2,552	1,708	4,260
Warrants Exercised	(1,993)	—	(1,993)
Warrants Redeemed	(559)	—	(559)
Outstanding as of March 31, 2022	—	1,708	1,708
The Public Warrants were classified as Level 1 because there was adequate trading volume to provide a reliable indication of value from the Closing Date to the Redemption Date. The Private Warrants were classified as Level 2 because, from the Closing Date until the Redemption Date, the fair value of the Private Warrants was deemed to be substantially the same as the fair value of the Public Warrants because the Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants. Both the Public Warrants and the Private Warrants were valued at $2.00 per unit as of the Redemption Date.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $3.75 as of March 31, 2022.
The following table provides the assumptions used to estimate the fair value of the Private Warrants during the three months ended March 31, 2022:

March 31, 2022
Current stock price	$8.12
Strike price	$11.50
Expected term (in years)	4.31
Expected volatility	68.0%
Risk-free interest rate	2.5%
Expected dividend yield	—%
The Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrant liabilities (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(9,240)	(21,433)
Warrants Exercised	(10,018)	—	(10,018)
Warrants Redemption	(1,118)	—	(1,118)
Fair value at March 31, 2022	$—	$6,405	$6,405
14. CONTINGENT EARN-OUT AWARDS
Legacy Matterport stockholders and certain holders of Legacy Matterport stock options and RSUs are entitled to receive a number of Earn-out Shares comprising up to 23.5 million shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3,910,000 Earn-out shares. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A common stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. If the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, the Earn-out shares are issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”). The Earn-out shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
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
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Legacy Matterport stockholders was accounted for as a liability because the Earn-out Triggering

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Events that determine the number of Earn-out Shares required to be issued include events that are not solely indexed to the Common Stock of Matterport, Inc. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options are accounted for as a stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 15 of the Stock Plan for more information. The Company recognized $231.6 million of contingent earn-out liability attributable to the Earn-out Shares to Matterport legacy Stockholders upon the Closing on July 22, 2021.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Matterport legacy Stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. See Note 15 “Stock Plan” for more information.

Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earn-out Triggering Events were met. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-out Period using the most reliable information available to be issued including events that are not solely indexed to the common stock of the Company. Upon the occurrence of the triggering events, the Company's common stock price of $12.89 per share represented the fair value of the Earn-out Awards. The Company reclassified the $242.4 million outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of share of common shares. Assumptions used in the valuation as of December 31, 2021 are described below:

As of
December 31, 2021
Current stock price	$20.64
Expected term (in years)	5.1
Expected volatility	67.0%
Risk-free interest rate	1.3%
Expected dividend yield	0%
The following table sets forth a summary of the changes in the earn-out liabilities during the three months ended March 31, 2022 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at March 31, 2022	$—
15. STOCK PLAN
Amended and Restated 2011 Stock Incentive Plan—On June 17, 2011, the Company’s Board and stockholders approved the Matterport, Inc. 2011 Stock Incentive Plan, (the “2011 Stock Plan”), which allows for the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), the issuance of restricted stock awards (“RSAs”), and the sale of stock to its employees, the Board, and consultants. On February 12, 2021, the Company amended and restated the 2011 Stock Plan to allow the Company to grant restricted stock units (“RSUs”) and extended the terms of the plan until February 12, 2022, unless terminated earlier. No shares are available for future grant under the 2011 Plan due to the termination of the 2011 Plan in connection with the Closing. There were 67.8 million shares authorized under the 2011 Stock Plan prior to its termination, and 2.1 million shares were assumed under the 2021 Incentive Award Plan upon the termination of the 2011 Plan.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (“2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the 2011 Plan and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock. As of March 31, 2022, a total of 13.7 million shares of our common stock are available for issuance under our 2021 Plan.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.
2021 Employee Stock Purchase Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the Closing, which is equivalent to 7.3 million shares of Class A common stock (the “Initial ESPP Reserve”), and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company’s board of directors; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 36.9 million shares.
Our 2021 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares per purchase period, 12,000 per offering period, and $25,000 worth of stock for each calendar year.
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, each generally comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period that began on July 23, 2021 and will end on May 31, 2023.

As of March 31, 2022, a total of 9.8 million shares of our common stock are available for sale under our 2021 ESPP. For the three months ended March 31, 2022, there were no shares of common stock purchased under the 2021 ESPP.
Shares Available for Future Grant—The Company issues new shares upon a share option exercise or release. As of March 31, 2022, shares authorized and available for future grant under the Company’s 2021 Plan and 2021 ESPP are 13.7 million shares and 9.8 million shares, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for three months ended March 31, 2022 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(750)	0.76
Exercised	(4,431)	0.49		$42,698
Balance—March 31, 2022	37,046	$0.64	6.8	$276,916
Options vested and exercisable—March 31, 2022	26,981	$0.60	6.5	$202,862
As of March 31, 2022, unrecognized stock-based compensation expense related to unvested options was $3.0 million, which is expected to be amortized over a weighted-average vesting period of 1.7 years.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the three months ended March 31, 2022 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	24,744	$17.70
Granted	4,807	7.73
Vested	(1,659)	16.51
Canceled or forfeited	(568)	16.78
Balance—March 31, 2022	27,324	$16.04

Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The performance-based RSU (“PRSU”) awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Stock Plan. The performance based vesting condition was deemed satisfied upon the Closing. The Company recognized $6.1 million stock-based compensation expenses on the Closing Day for the portion of these PRSUs for which the service-based vesting condition had been satisfied as the performance condition of the RSUs is met.

As of March 31, 2022, unrecognized compensation costs related to unvested RSUs and PRSUs were $389.5 million and $11.4 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 3.4 years and 1.8 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
Earn-out Award Activities
As discussed in Note 14 “Contingent Earn-Out Liability”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are expected to be accounted as stock-based compensation expense as they are subject both a market condition and a service condition to the eligible employees.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
options holders after withholding 2.0 million these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the three months ended March 31, 2022, as both Triggering event condition satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter. The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the three months ended March 31, 2022 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	4,700	$12.64
Granted	13	20.13
Forfeited or Canceled	(61)	13.07
Vested and Canceled (1)	(1,966)	5.35
Vested and Released	(2,686)	$7.31
Balance—March 31, 2022	—
(1) Represents 2 million shares withheld for tax obligation upon issuances of the Earn-out Shares on February 1, 2022.
Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted before the triggering events occurred were as follows. Upon the settlement of all tranches, the Earn-out Shares were issued into a fixed number of shares of common stock that was indexed to the Company's own stock price other than on an observable market price or index.

	December 31, 2021 to January 18,	Inception to December 31,
	2022	2021
Current stock price	$13.34 – $19.61	$13.93 – $27.86
Expected term	5.1 years	5.1 – 5.5 years
Expected volatility	67.0%	40.0% – 67.0%
Risk-free interest rate	1.3%	0.8% – 1.3%
Expected dividend yield	0%	0%
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our 2021 ESPP:

March 31,
2022
Grant-date fair value per share	$7.59 – $14.36
Expected term	0.5 – 2.0 years
Expected volatility	27.9 – 43.4%
Risk-free interest rate	0.1 – 0.6%
Expected dividend yield	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. During the three months ended March 31, 2022, the Company recorded of $2.9 million stock-based compensation expense related to the 2021 ESPP. As of March 31, 2022, unrecognized compensation cost related to the 2021 ESPP was $4.5 million, which is expected to be recognized over the remaining weighted-average service period of 1.2 years.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs of revenue	$1,809	$25
Research and development	12,943	138
Selling, general, and administrative	40,525	495
Stock-based compensation, net of amounts capitalized	55,277	658
Capitalized stock-based compensation	5,820	82
Total stock-based compensation	$61,097	$740
16. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax expense for the three months ended March 31, 2022 and 2021 was primarily attributable to pre-tax foreign earnings. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of March 31, 2022, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.

17. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
As a result of the Reverse Recapitalization, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the exchange ratio of approximately 4.1193 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net income (loss) per share calculation on a prospective basis.
Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021 (in thousands, except for per share data). Diluted net income (loss) per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RSUs to the extent these are dilutive. We calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net income (loss) per share attributable to common stockholders:
Numerator :
Net income (loss) attributable to common stockholders	$71,904	$(2,872)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	275,199	39,632
Basic net income (loss) per share attributable to common stockholders	$0.26	$(0.07)
Diluted net income (loss) per share attributable to common stockholders
Numerator :
Diluted net income (loss) attributable to common stockholders	$71,904	$(2,872)
Denominator:
Weighted average shares used in computing net income (loss) per share	275,199	39,632
Weighted average effect of dilutive potential common stock	37,233	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	312,432	39,632
Diluted net income (loss) per share attributable to common stockholders	$0.23	$(0.07)

Basic net loss per share is the same as diluted net loss per share for the period we reported net loss. The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of March 31,
	2022	2021
Private warrants	1,708	—
Redeemable convertible preferred stock, all series	—	126,409
Warrants to purchase common stock	—	1,081
Common stock options outstanding	1,027	47,136
Unvested RSUs	26,109	1,353
ESPP Shares	1,094	—
Total potentially dilutive common stock equivalents	29,938	175,979
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
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.1 million matching contributions to the U.K. pension plan for the three months ended March 31, 2022. The match contributions for the three months ended March 31, 2021 were immaterial.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere within this Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2021 and the related notes in the 2021 Form 10-K. This discussion contains forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Forward-Looking Statements” and other disclosures included in this Report. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 7.3 million spaces under management as of March 31, 2022, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 7.3 million spaces under management as of March 31, 2022, our spatial data library is the clearinghouse for information about the built world.
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

Table of Content
We believe that Matterport has tremendous growth potential ahead. After securing market-leading positions in a variety of geographies and vertical markets, we have demonstrated our repeatable value proposition and the ability of our sales growth model to scale. The magnitude of our total addressable market is so large that even with leading market share, we believe our penetration rates today are a small fraction of the opportunity for Matterport. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors, including: scaling the enterprise across industry verticals, expanding internationally, investing in R&D, and expanding partner integrations and third-party developer platforms.
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 60% and 51% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our condensed consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for less than 1% and approximately 8% of our total revenue for the three months ended March 31, 2022 and 2021. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Recently, we also have begun to offer capture devices and accessories manufactured by third parties. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third party capture devices will continue to

Table of Content
drive increased adoption of our solutions. Product revenue accounted for approximately 26% and 30% of our total revenue for the three months ended March 31, 2022 and 2021.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. Services revenue accounted for approximately 14% and 10% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.
The Merger
On July 22, 2021, we consummated the previously announced merger (collectively with the other transactions described in the Merger Agreement (defined below), the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (at such time named Gores Holding VI, Inc., a Delaware Corporation (“Gores”, or “GHVI”)), First Merger Sub, Second Merger Sub and Legacy Matterport. In connection with the consummation of the Merger, the registrant changed its name from Gores Holdings VI, Inc. to Matterport, Inc. First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC.” In connection with the Closing, we changed our name to Matterport, Inc. On July 23, 2021, our Class A common stock and warrants began trading on the Nasdaq Global Market under the symbols “MTTR” and “MTTRW,” respectively.
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

Table of Content
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of March 31, 2022, we had approximately 7.3 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Spaces under management	7.3	4.9
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three ended March 31, 2022.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Free subscribers	504	282
Paid subscribers	58	49
Total subscribers	562	331

Table of Content
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

	Three Months Ended March 31,
	2022	2021
Net dollar expansion rate	107%	129%

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

Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation expenses, acquisition-related costs for completed transactions, amortization expense of acquired intangible assets, and the tax impact related to contingent earn-out share issuance, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended March 31,
	2022	2021
GAAP loss from operations	$(84,942)	$(2,355)
Add back: stock based compensation expense, net	56,088	658
Add back: acquisition-related costs	172	—
Add back: Amortization expense of acquired intangible assets	260	—
Add back: Payroll tax related to contingent earn-out share issuance	1,164	—
Non-GAAP loss from operations	$(27,258)	$(1,697)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

Table of Content

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(25,478)	$1,056
Less: purchases of property and equipment	448	162
Less: capitalized software and development costs	3,596	1,344
Free cash flow	$(29,522)	$(450)
Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $327 trillion in total property value as of March 31, 2022, remains largely undigitized today, and we estimate that less than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of March 31, 2022, we had over 562,000 subscribers on our platform and approximately 7.3 million spaces under management, which we believe represents more than 100 times number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

Table of Content
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
As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 107% and 129% for the three months ended March 31, 2022 and 2021 demonstrates the stickiness and growth potential of our platform.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In the second half of 2021, we expanded availability of our industry-leading Matterport Pro2 camera in the United Kingdom, France, Italy and Spain and introduced Matterport for Android, making 3D capture available to anyone with a compatible Android device in more than 170 countries around the world. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. We continued expansion of Capture Services™ On-Demand to 12 countries and 183 cities as of March 31, 2022. Subscribers outside the United States accounted for more than 44% of our subscription revenues for three months ended March 31, 2022. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
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

Table of Content
will derive value from the universal utility and flexibility of our spatial data platform which transforms how customers interact with their physical spaces in the modern age.
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have been continuously developing a robust pipeline of new product releases since the launch of Matterport for iPhone in May 2020. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Verisk’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In February 2022, we introduced Axis, a new hands-free motor mount for precision 3D capture for smartphones to enable a hands-free solution that produces reliable, high-fidelity results with just a click of a button. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
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

Table of Content
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

Table of Content
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
Change in fair value of warrants liabilities
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of March 31, 2022, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liabilities going forward at the end of each reporting period or through the exercise of such warrants.
Change in fair value of contingent earn-out liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determine the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and is subject to remeasurement to fair value at each balance sheet date. Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events were met. On January 18, 2022, all Earn-out Triggering Events occurred. Upon the occurrence of the triggering events, the Company's common stock price represented the fair value of the Earn-out Awards and the Company reclassified the outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of Common Shares. There will be no

Table of Content
incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability as all the Earn-out Shares were issued during the three months ended March 31, 2022.
Other expense, net
Other expense, net consists primarily of amortization of investment premium.

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

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenue:
Subscription	$17,141	$13,800	$3,341	24%
License	23	2,260	(2,237)	(99)%
Services	3,973	2,689	1,284	48%
Product	7,373	8,180	(807)	(10)%
Total revenue	28,510	26,929	1,581	6%
Costs of revenue:
Subscription	5,262	3,251	2,011	62%
License	—	—	—	—%
Services	2,983	2,035	948	47%
Product	8,356	4,915	3,441	70%
Total costs of revenue	16,601	10,201	6,400	63%
Gross profit	11,909	16,728	(4,819)	(29)%
Gross margin	42%	62%
Operating expenses:
Research and development	26,002	6,025	19,977	332%
Selling, general, and administrative	70,849	13,058	57,791	443%
Total operating expenses	96,851	19,083	77,768	408%
Loss from operations	(84,942)	(2,355)	(82,587)	3,507%
Other income (expense):
Interest income	1,295	8	1,287	16,088%
Interest expense	—	(308)	308	(100)%
Change in fair value of warrants liabilities	21,433	—	21,433	—%
Change in fair value of contingent earn-out liability	136,043	—	136,043	—%
Other expense, net	(1,321)	(198)	(1,123)	567%
Total other income (expense)	157,450	(498)	157,948	(31,716)%
Income (loss) before provision for income taxes	72,508	(2,853)	75,361	(2,641)%
Provision for income taxes	604	19	585	3,079%
Net income (loss)	$71,904	$(2,872)	$74,776	(2,604)%
Revenues
Total revenue increased by $1.6 million, or 6%, to $28.5 million during the three months ended March 31, 2022, from $26.9 million during the three months ended March 31, 2021. The increase in revenue is attributable to growth from subscriptions and service revenues, offset by a decrease in license and product revenue.

Table of Content

	Three Months Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$17,141	$13,800	$3,341	24%
License	23	2,260	(2,237)	(99)%
Services	3,973	2,689	1,284	48%
Product	7,373	8,180	(807)	(10)%
Total revenue	$28,510	$26,929	$1,581	6%
Subscription revenue increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to higher volume of subscription plans from both new and existing subscribers. Of the $3.3 million increase, approximately $2.3 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $1.0 million was attributable to additional sales to existing customers during that period.

License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to not having substantial license transactions move to the revenue recognition phase during three months ended March 31, 2022.
Services revenue increased for the three months ended March 31, 2022 compared to the same periods in 2021. The increase was primarily attributable to increased sales of capture services and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021. Although demand remained strong, the decrease was primarily due to global supply chain constraints.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$5,262	$3,251	$2,011	62%
Cost of license revenue	—	—	—	—%
Cost of services revenue	2,983	2,035	948	47%
Cost of products revenue	8,356	4,915	3,441	70%
Total cost of revenue	$16,601	$10,201	$6,400	63%
Total cost of revenue increased by $6.4 million, or 63%, to $16.6 million for the three months ended March 31, 2022, from $10.2 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in cost of products revenue, increase in subscription services provided, and capture services sold.
Cost of subscription revenue increased by $2.0 million or 62%, to $5.3 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021, primarily due to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided.
Cost of services revenue increased by $0.9 million or 47%, to $3.0 million for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021, primarily due to an increase in volume and cost related to capture services sold.

Table of Content
Cost of products revenue increased by $3.4 million, or 70%, to $8.4 million for the three months ended March 31, 2022 from $4.9 million for the three months ended March 31, 2021. The increase was primarily attributable to increased costs related to expediting and securing materials to meet the demand for capture devices in the current supply chain environment as well as increased overhead related to direct labor and manufacturing to support the capture devices sold.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Gross profit	$11,909	$16,728
Gross margin	42%	62%

Gross profit decreased by $4.8 million, or 29%, to $11.9 million for the three months ended March 31, 2022, from $16.7 million for the three months ended March 31, 2021. Gross margin decreased to 42% during the three months ended March 31, 2022 from 62% during the three months ended March 31, 2021. The decrease in gross profit was primarily due to the decrease in license gross profit in line with the minimum license revenue transaction and the decrease in the volume of the product revenue for the three months ended March 31, 2022. The decrease in gross profit margin was primarily due to the minimum license revenue transaction and the decrease in product gross margins as a result of us using alternative suppliers and alternative parts from time to time to mitigate the challenges caused by supply chain shortages.
Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$26,002	$6,025	$19,977	332%

Research and development expenses increased by $20.0 million, or 332%, to $26.0 million for the three months ended March 31, 2022 from $6.0 million for the three months ended March 31, 2021. The increase was primarily attributable to a $5.5 million increase in salary compensation expenses as a result of increased headcount, a $12.8 million increase in stock-based compensation, and a $1.2 million increase in professional services to support our continued investment into our platform and products.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$70,849	$13,058	$57,791	443%
Selling, general and administrative expenses increased by $57.8 million, or 443%, to $70.8 million for the three months ended March 31, 2022, from $13.1 million for the three months ended March 31, 2021. The increase was primarily attributable to a $10.9 million increase in personnel-related costs, including a $6.2 million increase in salaries as a result of increased headcount and a $40.0 million increase in stock-based compensation.

Table of Content
Interest Income

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Interest income	$1,295	$8
Interest income increased to $1.3 million for the three months ended March 31, 2022, from $0.01 million for the three months ended March 31, 2021. The increase was primarily attributable to interest earned on our cash equivalents and investments during the three months ended March 31, 2022.
Interest Expense

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Interest expense	$—	$(308)
Interest expense decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the repayment of our outstanding loans during the year ended December 31, 2021. As of March 31, 2022, we had no outstanding debts.
Change in Fair Value of Warrants Liabilities

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Change in fair value of warrants liabilities	$21,433	$—
We recognized a change in fair value of warrants liabilities of $21.4 million during the three months ended March 31, 2022 due to the decrease in the fair value of our outstanding Public and Private Warrants. As of March 31, 2022, there were 1.7 million Private Warrants remaining outstanding as a result of the exercise or redemption activities of our Public warrants.

Change in Fair Value of Contingent Earn-out Liability

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$136,043	$—
We recognized a change in fair value of contingent earn-out liability of $136.0 million for the three months ended March 31, 2022, primarily due to the decrease in the fair value of the Company common stock. As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding to eligible recipients on February 1, 2022.

Table of Content
Other (Expense) Income, Net

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Other expense, net	$(1,321)	$(198)
Other expense increased by $1.1 million, or 567%, to $1.3 million for the three months ended March 31, 2022 from $0.2 million for the three months ended March 31, 2021. The increase was primarily due to the amortization of investment premium.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Provision for income taxes	$604	$19
For the three months ended March 31, 2022, our provision for income taxes reflects an effective tax rate of 0.83%. Our provision for income taxes for the three months ended March 31, 2021 reflects an effective tax rate of (0.67)%. Our effective tax rate for the three months ended March 31, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and the tax benefit from stock-based compensation activities during the period. Our effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to the tax benefit of pre-tax book losses being offset by a valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of March 31, 2022, we had cash, cash equivalents and investments of approximately $600.0 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, the proceeds from the Merger and proceeds from warrant and option exercises for cash.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$92,996	$139,519
Restricted cash	—	468
Investments	506,991	528,590
Total cash, cash equivalents, and investments	$599,987	$668,577
We believe our existing cash resources are sufficient to support planned operations for the next 12 months. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share during the Exercise Period from December 15, 2021 to January 14, 2022, resulting in aggregate proceeds to Matterport of $104.5 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $27.8 million received during the three months ended March 31, 2022. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Table of Content
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
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of March 31, 2022, our 12-month lease obligations (through March 31, 2023) totaled approximately $1.3 million, or approximately $3.8 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of March 31, 2022 totaled approximately $14.0 million and are due through the year ending December 31, 2024.
Cash Flows

The following table set forth a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(25,478)	$1,056
Investing activities	$(18,242)	$(2,506)
Financing activities	$(3,226)	$(903)
Net Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $25.5 million for the three months ended March 31, 2022. This amount primarily consisted of net income of $71.9 million, offset by non-cash gains of $98.8 million, and a change in net operating assets and liabilities of $1.4 million. The non-cash gains primarily consisted of $21.4 million of change in fair value of warrants liabilities and $136.0 million of change in fair value of contingent earn-out liability, partially offset by $2.5 million of depreciation and amortization expense, $55.3 million of stock-based compensation expense, $1.0 million of amortization of investment premiums, net of accretion of discounts, and a $0.2 million increase of allowance for doubtful accounts. Changes in net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net cash used in operating activities was $1.1 million for the three months ended March 31, 2021. This amount primarily consisted of a net loss of $2.9 million, offset by non-cash charges of $2.0 million, and an increase in net operating assets and liabilities of $2.0 million. The non-cash charges primarily consisted of $1.3 million of depreciation and amortization expense and $0.7 million of stock-based compensation expense. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable and deferred revenue, partially offset by an increase in account receivable and prepaid and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities was $18.2 million for the three months ended March 31, 2022. This amount primarily consisted of investments in available-for-sale securities of $30.4 million, purchase price (net of cash acquired) for business acquisitions of $30.0 million, capitalized software and development costs of $3.6 million, and purchases of property and equipment of $0.4 million, partially offset by maturities of marketable securities investments of $46.2 million.

Table of Content
Net cash used in investing activities was $2.5 million for the three months ended March 31, 2021. This amount primarily consisted of capitalized software and development costs of $1.3 million, and investment in convertible notes receivable of $1.0 million and purchases of property and equipment of $0.2 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $3.2 million for the three months ended March 31, 2022. This amount primarily consisted of a $33.3 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants and $2.2 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2021. This amount primarily consisted of repayment of debt of $1.1 million and payment of deferred transaction costs of $0.6 million for the Merger, partially offset by proceeds from the exercise of stock options of $0.8 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. We believe that the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K for the fiscal year ended December 31, 2021 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as filed in such report. Refer to Note 2.—Summary of Significant Accounting Policies in Part I, Item 1 of this Report for more information on our adoption of new accounting guidance.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the U.K. and Singapore. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine that its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control over Financial Reporting
Management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in a company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
•    We did not effectively design and maintain a controlled environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.
•    We did not effectively design and maintain controls over the period-end financial reporting process, to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries, account reconciliations and accounting for

Table of Content
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

Table of Content
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
Part II - Other Information
None.
Item 1. Legal Proceedings
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February, 2022, we issued 99,501 shares of Class A common stock to a customer as consideration for the achievement of certain milestones under Matterport’s development agreement with such customer. The shares of Class A common stock issued to such customer have not been registered under the Securities Act and were issued in a private transaction in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.
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

Table of Content

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

MATTERPORT, INC.

Date: May 12, 2022	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)