Form 10-K/A
period 2021-12-31
Matterport, Inc./DE
filed 2022-05-18
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K/A
(Amendment No. 1)
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
Auditor: PricewaterhouseCoopers LLP, Atlanta, Georgia, Firm ID: 238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates Part III, Item 11—Executive Compensation and supplements Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Matterport, Inc. (the “Company”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2022 (the “2021 Form 10-K”). The purpose of this Amendment is (i) to correct the identities of our named executive officers and correct the information related to our named executive officers as presented in Part III, Item 11—Executive Compensation and (ii) to provide additional exhibits listed in Part IV, Item 15—Exhibits, Financial Statement Schedules. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2021 Form 10-K. This Amendment does not reflect events occurring after the filing of the 2021 Form 10-K (i.e., occurring after March 18, 2022) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 2021 Form 10-K and the Company’s other filings with the SEC.

Part III
Item 11. Executive Compensation

The following is a discussion of the material components of the executive compensation program for our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis Section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. Throughout this section, unless otherwise noted, “the Company,” “we,” “us,” “our” and similar terms refer to Legacy Matterport prior to the Merger, and to Matterport, Inc. following the Merger.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. In 2021, our “named executive officers” and their positions were as follows:
•R.J. Pittman, our Chief Executive Officer;
•James D. Fay, our Chief Financial Officer;
•Jay Remley, our Chief Revenue Officer, and
•Japjit Tulsi, our Chief Technology Officer
2021 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Options Awards ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
R.J. Pittman	2021	390,000	—	—	157,368,502	163,691	—	157,922,193
Chief Executive Officer	2020	375,000	—	—	—	152,859	—	527,859
James D. Fay	2021	368,000	—	—	67,887,128	198,869	—	68,453,997
Chief Financial Officer	2020	360,500	—	248,750	—	162,356	4,807	776,413
Jay Remley	2021	292,500	—	—	41,768,989	303,068	—	42,364,557
Chief Revenue Officer
Japjit Tulsi	2021	282,500	50,000	—	36,459,347	119,683	—	36,911,530
Chief Technology Officer	2020	254,506	50,000	756,000	—	87,429	—	1,147,935
(1) Amount represents the remaining 50% of Mr. Tulsi’s sign-on bonus that was paid to him in January 2021 pursuant to his employment offer letter with us.
(2) Amounts represent the aggregate grant date fair value of restricted stock units (“RSUs”) granted to our named executive officers in 2021, computed in accordance with ASC Topic 718. Amounts also represent the grant date fair value, computed in accordance with ASC Topic 718, of certain earn-out shares that the named executive officers became eligible to receive upon the closing of the Merger in 2021 in respect of their Legacy Matterport equity awards if a triggering event (as discussed below) occurred within a certain period of time following the consummation of the Merger, subject to the applicable executive’s continued service through the time of such triggering event. The terms and conditions applicable to the earn-out shares are described below under “—Narrative to Summary Compensation Table —Compensation in Connection with the Merger.” We have determined that the contingent obligation to issue the earn-out shares to service providers (including our named executive officers) who were holders of outstanding equity awards of Legacy Matterport as of the consummation of the Merger falls within the scope of ASC Topic 718 for stock-based compensation transactions, because the equity award holders were required to continue providing services until the occurrence of the applicable triggering event. Assumptions used to calculate the foregoing amounts are included in Item 8 Note 14 included in this Annual Report.
(3) Amounts represent bonuses earned under our annual bonus plan for 2021. For additional information on these amounts, see “—Narrative to Summary Compensation Table – 2021 Bonuses” below.

Narrative to the Summary Compensation Table
2021 Salaries
The named executive officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In April 2021, Mr. Pittman’s base salary was increased from $375,000 to $395,000, Mr. Fay’s base salary was increased from $360,500 to $370,500, Mr. Remley’s base salary was increased from $285,000 to $295,000, and Mr. Tulsi’s base salary was increased from $275,000 to $285,000.
Our board of directors and compensation committee may adjust the base salaries of our named executive officers from time to time in their discretion.
2021 Bonuses
We maintained an annual performance-based cash bonus program for 2021 in which each of our named executive officers participated. Bonus payments under the 2021 bonus program were determined based on achievement of certain corporate and individual performance goals approved by our board, subject to the recipient’s continued employment through the payment date. Each named executive officer’s target bonus under the 2021 bonus program was expressed as a percentage of base salary, as follows: Mr. Pittman: 30%; Mr. Fay: 35%; Mr. Remley: 100%; and Mr. Tulsi: 30%.
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
In October 2021, we granted Mr. Pittman an award of 7,471,228 RSUs, Mr. Fay an award of 3,481,034 RSUs, Mr. Remley an award of 2,088,621 RSUs, and Mr. Tulsi an award of 1,740,517 RSUs, in each case, under the 2021 Plan. Each RSU represents the right to receive one share of our Class A common stock upon vesting. Each award vests as to 1/16th of the underlying RSUs on each quarterly anniversary of July 15, 2021, subject to the applicable executive’s continued service through the applicable vesting date. Under each award, if we undergo a change in control and the applicable executive’s employment is terminated by us or a successor entity without “cause” (as defined in the applicable award agreement) or such executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions, in either case, within 12 months following such change in control, then the award shall vest as to the number of RSUs that would have otherwise vested over the 12 months following such executive’s date of termination.

Compensation in Connection with the Merger

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, each holder of outstanding Legacy Matterport equity awards immediately before the consummation of the Merger, including our named executive officers, became entitled to receive their respective pro rata shares of up to 23,460,000 additional shares of our Class A common stock (the “earn-out shares”), subject to the holder’s continued employment or service through the applicable triggering events described below. The earn-out shares were comprised of six equal tranches, which became earned and issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date if (i) the common share price (as defined below) exceeded $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, or (ii) we consummated a change in control transaction that resulted in the holders of the Company common stock receiving a per share price equal to or in excess of the price targets above. The “common share price” means the share price equal to the volume weighted average price of the Company’s Class A common stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. The values of the maximum earn-out shares that each named executive officer was eligible to earn in respect of outstanding Legacy Matterport equity awards held at the time of the Merger are included above in the Summary Compensation Table in the column entitled “Stock Awards” and below in the Outstanding Equity Awards at Fiscal Year-End table. In January 2022, all triggering events occurred, and all earn-out shares (less applicable withholding taxes) were issued on February 1, 2022 to all eligible recipients.

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

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2021:

				Option Awards				Stock Awards
Name	Grant Date	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
R.J. Pittman	03/21/2019	12/3/2018	(2) (3)(5)	11,526,565	—	0.66	3/21/2029	—	—	—	—
	03/21/2019	—	(4)	866,597	—	0.66	3/21/2029	—	—	—	—
	03/21/2019	12/3/2018	(2)(5)	454,329	151,444	0.66	3/21/2029	—	—	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	—	—	1,440,701	29,736,069
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	7,004,277	144,568,277	—	—
James D. Fay	10/5/2017	09/11/2017	(2)	1,473,881	—	0.35	10/05/2027	—	—	—	—
	10/14/2020	10/14/2020	(2)(9)	125,213	364,728	1.14	10/14/2030	—	—	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	—	—	238,779	4,928,399
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	3,263,470	67,358,021	—	—
Jay Remley	10/23/2019	07/8/2019	(2)(6)	1,230,677	806,306	0.66	10/22/2029	—	—	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	—	—	225,763	4,659,748
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	1,958,083	40,414,833	—	—
Japjit Tulsi	02/6/2020	01/21/2020	(2)(6)	1,381,675	1,501,821	0.66	2/06/2030	—	—	—	—
	07/22/2021	07/22/2021	(8)	—	—	—	—	—	—	319,584	6,596,214
	10/1/2021	07/15/2021	(6)(7)	—	—	—	—	1,631,735	33,679,010	—	—
(1) Amount determined by multiplying the number of RSUs or earn-out shares that have not vested or been earned, respectively, by $20.64, the closing price of our Class A common stock on December 31, 2021.
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
(6) If the Company undergoes a change in control and the executive’s employment is terminated by us or a successor entity without “cause” (as defined in the applicable award agreement) or the executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions, in either case, within 12 months following such change in control, then the award shall vest as to the number of shares that would have vested over the 12 months following the executive’s date of termination.
(7) Represents an RSU award vesting with respect to 1/16th of the total RSUs subject thereto on each quarterly anniversary of the vesting start date, subject to the applicable executive’s continued service through the applicable vesting date.

(8) Represents earn-out shares that were issuable in respect of Legacy Matterport equity awards pursuant to the Merger Agreement during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date, if the Common Share Price exceeded $13.00, $15.50, $18.00, $20.50, $23,00 and $25.50, subject to continued service through the triggering event. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A Stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. The earn-out shares were subject to early release if a change of control of the Company occurred that resulted in the holders of the Company common stock receiving a per share price equal to or in excess of the price targets above. In January 2022, all triggering events occurred, and all earn-out shares (less applicable withholding taxes) were issued on February 1, 2022 to all eligible recipients.
(9) If the Company undergoes a change in control and the executive’s employment is terminated by us or a successor entity without “cause” or the executive resigns due to certain material adverse changes to the executive’s position, work location, base compensation or working conditions at any time following such change in control, then the option shall fully vest.

Executive Compensation Arrangements
Offer of Employment Letters
During 2021, we were party to employment offer letters with Messrs. Pittman, Fay, Remley and Tulsi, the material terms of which are summarized below.
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

Mr. Remley’s Offer Letter
We entered into an employment offer letter with Mr. Remley in July 2019, pursuant to which Mr. Remley serves as our Chief Revenue Officer. Mr. Remley’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(b) The following documents are filed with this report:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16	Offer Letter, dated June 17, 2019, by and between Matterport, Inc. and Jay Remley.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
_____________
*    Filed herewith
+ Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTERPORT, INC.

Date: May 17, 2022	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)