Form 10-Q
period 2022-06-30
Matterport, Inc./DE
filed 2022-08-11
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	MTTR	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 283,775,683 shares of Class A common stock outstanding as of August 4, 2022.

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$113,923	$139,519
Restricted cash	—	468
Short-term investments	362,300	264,931
Accounts receivable, net of allowance of $421 and $291, as of June 30, 2022 and December 31, 2021, respectively	14,521	10,879
Inventories	6,475	5,593
Prepaid expenses and other current assets	15,377	16,313
Total current assets	512,596	437,703
Property and equipment, net	25,750	14,118
Operating lease right-of-use assets	3,087	—
Long-term investments	85,842	263,659
Goodwill	54,080	—
Intangible assets, net	4,875	—
Other assets	3,302	3,696
Total assets	$689,532	$719,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,685	$12,227
Deferred revenue	14,302	11,074
Accrued expenses and other current liabilities	21,228	10,026
Total current liabilities	50,215	33,327
Warrants liability	1,691	38,974
Contingent earn-out liability	—	377,576
Deferred revenue, non-current	288	874
Other long-term liabilities	6,131	262
Total liabilities	58,325	451,013
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of June 30, 2022 and December 31, 2021; and liquidation preference of nil as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; and 283,643 shares and 250,173 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	28	25
Additional paid-in capital	1,099,617	737,735
Accumulated other comprehensive loss	(7,650)	(1,539)
Accumulated deficit	(460,788)	(468,058)
Total stockholders’ equity	631,207	268,163
Total liabilities and stockholders’ equity	$689,532	$719,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$18,386	$15,281	$35,527	$29,081
License	26	2,099	49	4,359
Services	5,013	2,879	8,986	5,568
Product	5,056	9,244	12,429	17,424
Total revenue	28,481	29,503	56,991	56,432
Costs of revenue:
Subscription	6,109	3,384	11,371	6,635
License	—	—	—	—
Services	3,169	2,290	6,152	4,325
Product	7,490	6,015	15,846	10,930
Total costs of revenue	16,768	11,689	33,369	21,890
Gross profit	11,713	17,814	23,622	34,542
Operating expenses:
Research and development	21,518	7,090	47,520	13,115
Selling, general, and administrative	59,385	16,501	130,234	29,559
Total operating expenses	80,903	23,591	177,754	42,674
Loss from operations	(69,190)	(5,777)	(154,132)	(8,132)
Other income (expense):
Interest income	1,484	14	2,779	22
Interest expense	—	(277)	—	(585)
Change in fair value of warrants liabilities	4,714	—	26,147	—
Change in fair value of contingent earn-out liability	—	—	136,043	—
Other expense, net	(1,353)	(149)	(2,674)	(347)
Total other income (expense)	4,845	(412)	162,295	(910)
Income (loss) before provision for income taxes	(64,345)	(6,189)	8,163	(9,042)
Provision for income taxes	289	20	893	39
Net income (loss)	$(64,634)	$(6,209)	$7,270	$(9,081)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$(0.15)	$0.03	$(0.22)
Diluted	$(0.23)	$(0.15)	$0.02	$(0.22)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	283,405	41,348	279,289	40,490
Diluted	283,405	41,348	313,834	40,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(64,634)	$(6,209)	$7,270	$(9,081)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	—	4	—	(63)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,476)	48	(6,111)	88
Other comprehensive income (loss)	$(1,476)	$52	$(6,111)	$25
Comprehensive income (loss)	$(66,110)	$(6,157)	$1,159	$(9,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2020	124,979	$164,168	38,981	$4	$9,159	$135	$(129,998)	$(120,700)
Net loss	—	—	—	—	—	—	(2,872)	(2,872)
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Issuance of common stock upon exercise of stock options	—	—	1,585	—	789	—	—	789
Stock-based compensation	—	—	—	—	740	—	—	740
Balance as of March 31, 2021	124,979	$164,168	40,566	$4	$10,688	$108	$(132,870)	$(122,070)
Net loss	—	—	—	—	—	—	(6,209)	(6,209)
Other comprehensive income	—	—	—	—	—	52	—	52
Issuance of common stock upon exercise of stock options	—	—	1,184	—	553	—	—	553
Stock-based compensation	—	—	—	—	713	—	—	713
Balance as of June 30, 2021	124,979	$164,168	41,750	$4	$11,954	$160	$(139,079)	$(126,961)
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger as described in Note 3.

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	—	—	76	—	—	76
Issuance of common stock to a customer	—	—	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	—	—	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	—	—	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	—	—	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	—	$—	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
Net loss	—	—	—	—	—	—	(64,634)	(64,634)
Other comprehensive loss	—	—	—	—	—	(1,476)	—	(1,476)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding		—	2,340	—	2,701	—	—	2,701
Issuance of common stock to a customer		—	32	—	179			179
Stock-based compensation	—	—	—	—	34,799	—	—	34,799
Balance as of June 30, 2022	—	$—	283,643	$28	$1,099,617	$(7,650)	$(460,788)	$631,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(In thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,270	$(9,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,563	2,608
Amortization of debt discount	—	135
Amortization of investment premiums, net of accretion of discounts	1,829	—
Stock-based compensation, net of amounts capitalized	87,233	1,259
Change in fair value of warrants liabilities	(26,147)	—
Change in fair value of contingent earn-out liability	(136,043)	—
Deferred income taxes	69	—
Allowance for doubtful accounts	195	151
Loss on disposal of property, plant, and equipment	—	7
Other	316	43
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,426)	(2,918)
Inventories	(881)	1,024
Prepaid expenses and other assets	(2,946)	(1,269)
Accounts payable	2,367	1,466
Deferred revenue	2,641	3,024
Accrued expenses and other liabilities	3,682	920
Net cash used in operating activities	(58,278)	(2,631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(866)	(326)
Capitalized software and development costs	(7,086)	(3,256)
Purchase of investments	(87,997)	—
Maturities of investments	160,124	—
Investment in convertible notes	—	(1,000)
Business acquisitions, net of cash acquired	(30,020)	—
Net cash provided by (used in) investing activities	34,155	(4,582)
CASH FLOW FROM FINANCING ACTIVITIES:
Payment of transaction costs related to reverse recapitalization	—	(1,204)
Proceeds from sales of shares through employee equity incentive plans	4,892	1,342
Payments for taxes related to net settlement of equity awards	(34,424)	—
Proceeds from exercise of warrants	27,844	—
Repayment of debt	—	(2,390)
Other	76	—
Net cash used in financing activities	(1,612)	(2,252)
Net change in cash, cash equivalents, and restricted cash	(25,735)	(9,465)
Effect of exchange rate changes on cash	(329)	(104)
Cash, cash equivalents, and restricted cash at beginning of year	139,987	52,250
Cash, cash equivalents, and restricted cash at end of period	$113,923	$42,681

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$579
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$896	$—
Reclassification of remaining contingent Earn-out liability upon triggering events	$242,430	$—
Unpaid transaction costs	$—	$2,773
Property, equipment and capitalized software and development costs included in accounts payable and accrued expenses and other liabilities	$158	$—
Common stock issued in connection with acquisition	$19,118	$—
Unpaid cash consideration in connection with acquisition	$4,348	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc., together with its subsidiaries (“Matterport” or the “Company”), is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform comprising innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011 and is headquartered in Sunnyvale, California.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, identified intangibles and goodwill, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, and the determination of stand-alone selling price of various performance obligations. As of June 30, 2022, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
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
No customer accounted for more than 10% of the Company’s total accounts receivable at June 30, 2022 and December 31, 2021. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $0.8 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of nil and $0.5 million as of June 30, 2022 and December 31, 2021. The restricted cash was cash deposits restricted under the 2020 term loan. Refer to Note 9 “Debt” for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $0.4 million and $0.3 million, respectively.
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
Transaction Costs
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the condensed consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the public and private warrants liabilities were expensed in the condensed consolidated statements of operations. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing. As of June 30, 2021, $4.0 million of deferred transaction costs were included within other assets in the condensed consolidated balance sheet.

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
Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.9 million and $1.4 million of acquisition-related costs for the three and six months ended June 30, 2022, respectively.
Intangible Assets
Purchased intangible assets with finite lives are carried at costs, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired in each business combination. Goodwill will be evaluated for impairment on an annual basis in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the single reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.
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
The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets during the three and six months ended June 30, 2022 and 2021, respectively.
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted stock unit (“RSU”) holders were entitled to receive an aggregate of approximately 23.5 million shares (“Earn-out Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 14 “Contingent Earn-Out Awards”).

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations. If the applicable triggering event is achieved for a tranche, the Company will reclassify the outstanding earn-out liability to additional paid-in capital upon the triggering event and account for the Earn-out Shares for such tranche as issued and outstanding common stock upon the share release.
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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general, and administrative in the condensed consolidated statements of operations. Advertising expense was $5.5 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $8.9 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
operating and financing leases with terms longer than 12 months on the condensed consolidated balance sheets and to disclose key information about leasing arrangements.

The Company adopted the new standard, along with all subsequent ASU clarifications and improvements that are applicable to the Company, effective January 1, 2022 and recorded an ROU asset and lease liability related to its operating leases. The Company used the modified retrospective approach with the effective date as the date of initial application. Accordingly, the Company applied the new lease standard prospectively to leases existing or commencing on or after January 1, 2022. Prior period balances and disclosures have not been restated. The Company elected the package of transitional practical expedients, which among other provisions, allows the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. In addition, for operating leases, the Company elected to account for lease and non-lease components as a single lease component. The Company also made an accounting policy election to not recognize lease liabilities and ROU assets on its condensed consolidated balance sheet for leases that, at the lease commencement date, have a lease term of 12 months or less.

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$16,640	$18,139	$32,877	$35,135
International	11,841	11,364	24,114	21,297
Total revenue	$28,481	$29,503	$56,991	$56,432
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2022 and 2021, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time revenue	$23,399	$18,160	$44,513	$34,649
Point-in-time revenue	5,082	11,343	12,478	21,783
Total	$28,481	$29,503	$56,991	$56,432

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The contract balances as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$10,701	$8,898
Unbilled accounts receivable	$3,820	$1,981
Deferred revenue	$14,590	$11,948
During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $6.9 million and $3.2 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $31.1 million at the end of June 30, 2022 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of June 30, 2022 were $25.5 million, and the remaining thereafter.

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill—The following table presents details of the Company’s goodwill during the six months ended June 30, 2022 (in thousands):

Amount
Balance as of December 31, 2021	$—
Goodwill acquired	54,080
Balance as of June 30, 2022	$54,080
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of June 30, 2022 (in thousands). There were no intangibles as of December 31, 2021.

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$525	$4,875
The Company recognized amortization expense of $0.3 million and nil for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and nil for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of June 30, 2022 (in thousands):

Amount
Remaining 2022	$539
2023	1,080
2024	1,080
2025	1,080
2026	1,080
2027 and thereafter	16
Total future amortization expense	$4,875

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of June 30, 2022 and 2021 and the rollforward for three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance—beginning of period	$(482)	$(740)	$(291)	$(799)
Increase in reserves	(4)	(135)	(195)	(151)
Write-offs	65	843	65	918
Balance—end of period	$(421)	$(32)	$(421)	$(32)
Inventories—Inventories as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished Goods	$148	$295
Work in process	3,451	2,043
Purchased parts and raw materials	2,876	3,255
Total inventories	$6,475	$5,593
Property and Equipment, Net—Property and equipment as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$3,250	$2,324
Furniture and fixtures	355	355
Leasehold improvements	728	728
Capitalized software and development costs	44,707	28,964
Total property and equipment	49,040	32,371
Accumulated depreciation and amortization	(23,290)	(18,253)
Total property and equipment, net	$25,750	$14,118
Depreciation and amortization expenses of property and equipment were $2.8 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $5.0 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended June 30, 2022 and 2021 were $6.3 million and $2.0 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the six months ended June 30, 2022 and 2021 were $15.7 million and $3.4 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $2.7 million and $1.2 million for three months ended June 30, 2022 and 2021, respectively, of which $2.4 million and $1.0 million was recorded to costs of revenue related to subscription and $0.3 million and $0.2 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $4.8 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, of which $4.2 million and $2.0 million was recorded to costs of revenue related to subscription and $0.6 million and $0.4 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$5,773	$2,754
Tax payable	1,562	1,063
ESPP Contribution	372	693
Short-term unpaid acquisition consideration	6,265	—
Short-term operating lease liabilities	1,228	—
Other current liabilities	6,028	5,516
Total accrued expenses and other current liabilities	$21,228	$10,026
Other long-term Liabilities—Other long-term liabilities as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term operating lease liabilities	$2,125	$—
Long-term unpaid acquisition consideration	4,006	—
Other non-current liabilities	—	262
Total other long-term liabilities	$6,131	$262
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$53,939	$—	$—	$53,939
Total cash equivalents	$53,939	$—	$—	$53,939
Short-term investments:
U.S. government and agency securities	$122,907	$—	$—	$122,907
Non-U.S. government and agency securities	—	48,687	—	48,687
Corporate debt securities	—	145,075	—	145,075
Commercial paper	—	45,631	—	45,631
Total short-term investments	$122,907	$239,393	$—	$362,300
Long-term investments:
U.S. government and agency securities	$58,124	$—	$—	$58,124
Corporate debt securities	—	27,718	—	27,718
Total long-term investments	$58,124	$27,718	$—	$85,842
Other current assets:
Convertible notes receivable	$—	$—	$1,155	$1,155
Total other current assets:	$—	$—	$1,155	$1,155

Total assets measured at fair value	$234,970	$267,111	$1,155	$503,236

Financial Liabilities:
Private warrants liability	$—	$—	$1,691	$1,691
Total liabilities measured at fair value	$—	$—	$1,691	$1,691

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,142	$—	$—	$44,142
Total cash equivalents	$44,142	$—	$—	$44,142
Short-term investments:
Non-U.S. government and agency securities	$—	$24,317	$—	$24,317
Corporate debt securities	—	92,737	—	92,737
Commercial paper	—	147,877	—	147,877
Total short-term investments	$—	$264,931	$—	$264,931
Long-term investments:
U.S. government and agency securities	$185,075	$—	$—	$185,075
Corporate debt securities	—	78,584	—	78,584
Total long-term investments	$185,075	$78,584	$—	$263,659
Other assets:
Convertible notes receivable	$—	$—	$1,107	$1,107
Total other assets:	$—	$—	$1,107	$1,107

Total assets measured at fair value	$229,217	$343,515	$1,107	$573,839

Financial Liabilities:
Public warrants liability	$15,645	$—	$—	$15,645
Private warrants liability	—	23,329	—	23,329
Contingent earn-out liability	—		377,576	377,576
Total liabilities measured at fair value	$15,645	$23,329	$377,576	$416,550

Our Private Warrants transferred from Level 2 to Level 3 upon the ceasing of trading activity of our Public Warrants in an active market in January 2022, see Note 13. There was no transfer during the three months ended June 30, 2022. The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3:

Amount
Beginning balance	$—
Transfer of Private Warrants to Level 3	3,416
Change in fair value	2,989
Ending Balance as of March 31, 2022	$6,405
Change in fair value	(4,714)
Ending Balance as of June 30, 2022	$1,691

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,743	$—	$(4,712)	$181,031
Non-U.S. government and agency securities	49,103	—	(416)	48,687
Corporate debt securities	175,304	—	(2,511)	172,793
Commercial paper	45,745	—	(114)	45,631
Convertible notes receivable	1,000	155	—	1,155
Total available-for-sale investments	$456,895	$155	$(7,753)	$449,297

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$186,113	$—	$(1,038)	$185,075
Non-U.S. government and agency securities	24,385	—	(68)	24,317
Corporate debt securities	171,772	—	(451)	171,321
Commercial paper	147,914	—	(37)	147,877
Convertible notes receivable	1,000	107	—	1,107
Total available-for-sale investments	$531,184	$107	$(1,594)	$529,697
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments recorded for these securities at June 30, 2022 and December 31, 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in the condensed consolidated statements of comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. As of June 30, 2022, the Company applied a probability of 70% and 30% to the conversion and repayment scenario, respectively and an average discount rate of 23.5% in the valuation.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of June 30, 2022 and December 31, 2021, by contractual years-to-maturity (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year	$249,659	$247,501
Due between one and three years	207,236	201,796
Total	$456,895	$449,297

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$265,216	$264,931
Due between one and three years	265,968	264,766
Total	$531,184	$529,697

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On April 28, 2020, the Company amended the 2017 Second Amended and Restated Agreement with the lender (the “2020 Amendment”) to increase the limit of the revolving line of credit from $3.0 million to $5.0 million and extend the maturity date of the revolving line to December 15, 2020. On December 22, 2020, the Company amended and extended the line of credit maturity date from December 15, 2020, through December 14, 2021. The interest rates for the term loan and the revolving line of credit were 5.25%. As of June 30, 2021, $3.0 million of principal was outstanding under the 2020 Amendment revolving line of credit. In July 2021, the Company repaid in full the line of credit of $3.0 million.
For the three and six months ended June 30, 2022, the Company recorded no interest expense under the 2019 Term Loan and line of credit. The 2015 Term Loan was fully repaid as of September 30, 2021. For the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.1 million interest expense under the 2019 Term Loan, respectively. The Company repaid $0.2 million and $0.5 million of principal outstanding under the 2019 Term Loan during the three and six months ended June 30, 2021.
2018 Term Loan—On April 20, 2018, the Company entered into a $10.0 million term loan agreement (the “2018 Agreement”) with a lender maturing on May 1, 2022. The loan was repayable in 48 monthly scheduled installments commencing on May 1, 2018. The Company was required to make interest-only payments for the first 12 months starting May 2018 and thereafter to make 36 equal installment payments through the maturity date of the loan. The interest rate was fixed at 11.5% per annum. As of June 30, 2021, there was $3.4 million of principal outstanding under the 2018 Agreement. The Company fully repaid the 2018 Agreement in July 2021.
In connection with the execution of the 2018 Agreement, an additional final payment of $0.5 million is due at the earlier of the maturity date and prepayment of the team loan. The Company accreted the final payment liability up to the redemption amount as part of the 2018 Agreement term loan balance and recognized interest expense over the term of the loan. The Company recognized an interest expense of less than $0.1 million and $0.1 million related to the final payment for the 2018 Agreement for the three and six months ended June 30, 2021, respectively.
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
For the three and six months ended June 30, 2022, the Company recorded no interest expense under the 2018 Agreement. The 2018 Agreement was fully repaid as of July 2021. For the three months ended June 30, 2021, the Company recorded $0.1 million of interest expense and repaid $0.9 million of principal outstanding under the 2018 Agreement. For the six months ended June 30, 2021, the Company recorded $0.2 million of interest expense and repaid $1.7 million of principal outstanding under the 2018 Agreement.
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

For the three and six months ended June 30, 2022, the Company recorded no interest expense under the 2020 Term Loan. The Company fully repaid the 2020 Term Loan as of September 2021. For the three months ended June 30, 2021, the Company recorded $0.1 million of interest expense and repaid $0.2 million of principal outstanding under the 2020 Term Loan. For the six months ended June 30, 2021, the Company recorded $0.1 million of interest expense.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at lease commencement date. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the lease is generally not readily determinable for the Company's operating leases, the Company uses an incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes any lease payments made and excludes lease incentives.

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

For the three and six months ended June 30, 2022, the total operating lease costs were $0.6 million and $1.0 million, respectively, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the three and six months ended June 30, 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's unaudited condensed consolidated statement of operations.

Rent expenses for the three and six months ended June 30, 2021, were $0.4 million and $0.9 million, respectively.

As of June 30, 2022, the weighted-average remaining lease term was 2.6 years and the weighted-average discount rate was 3.3%.

For the three and six months ended June 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.5 million, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the three and six months ended June 30, 2022, respectively, as there were no new leases.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents maturities of operating lease liabilities as of June 30, 2022 (in thousands):

Amount
Fiscal years ending December 31,
Remaining 2022	$654
2023	1,339
2024	1,306
2025	207
Thereafter	—
Total operating lease payments	3,506
Less: imputed interest	(153)
Present value of operating lease liabilities	$3,353
Current portion of operating lease liabilities (1)	$1,228
Long-term operating lease liabilities (2)	$2,125

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
As of June 30, 2022, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2022	$20,070
2023	1,118
2024	91
Thereafter	—
Total	$21,279
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place from December 1-2, 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022 where the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment has not been entered yet but is expected soon. In addition, on May 16, 2022 the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). The complaint in this new matter has not been served as of this date.

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

As of June 30, 2022 and December 31, 2021, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2022, there were no known events or circumstances that have resulted in a material indemnification liability.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company has retroactively adjusted the shares issued and outstanding prior to July 22, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which shares of Legacy Matterport common stock were converted. Immediately prior to the Closing, 232.7 million shares were authorized for issuance at $0.001 par value. Immediately following the Closing, 670.0 million shares were authorized for issuance at $0.0001 par value, including 640.0 million shares of common stock and 30.0 million shares of preferred stock. There were 242.0 million shares of common stock outstanding with a par value of $0.0001 upon the Closing. The holder of each share of common stock is entitled to one vote.
The Company had reserved shares of common stock for future issuance as of June 30, 2022 as follows (in thousands):

June 30, 2022
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	74,246
Shares available for future grant under 2021 Employee Stock Purchase Plan	9,330
Shares available for future grant under 2021 Incentive Award Plan	995
Total shares of common stock reserved	86,279
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
As of June 30, 2021, the unamortized debt discount related to the above warrants were $0.1 million. The Company fully amortized the remaining debt discount associated with the above warrants during the year ended December 31, 2021 upon the full repayment of the debt as discussed Note 9 “Debt”.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(6,111)	(6,111)
Balance at June 30, 2022	$(52)	$(7,598)	$(7,650)

	Foreign Currency Translation, Net of Tax	Unrealized Gains on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized gain (loss)	(63)	88	25
Balance at June 30, 2021	$72	$88	$160
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock were issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received during the three months ended March 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding as of June 30, 2022.
The following table summarizes the Public and Private Warrants activities during the six months ended June 30, 2022 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Outstanding as of December 31, 2021	2,552	1,708	4,260
Warrants Exercised	(1,993)	—	(1,993)
Warrants Redeemed	(559)	—	(559)
Outstanding as of June 30, 2022	—	1,708	1,708
The Public Warrants were classified as Level 1 because there was adequate trading volume to provide a reliable indication of value from the Closing Date to the Redemption Date. The Private Warrants were classified as Level 2, from the Closing Date until the Redemption Date, because the Private Warrants had similar terms and were subject to substantially the same redemption features as the Public Warrants. The fair value of the Private Warrants was deemed to be substantially the same as the fair value of the Public Warrants. Both the Public Warrants and the Private Warrants were valued at $2.00 per unit as of the Redemption Date.
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.99 as of June 30, 2022.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of June 30, 2022:

June 30, 2022
Current stock price	$3.66
Strike price	$11.50
Expected term (in years)	4.06
Expected volatility	69.0%
Risk-free interest rate	3.0%
Expected dividend yield	—%
The Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrant liabilities (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(13,954)	(26,147)
Warrants Exercised	(10,018)	—	(10,018)
Warrants Redemption	(1,118)	—	(1,118)
Fair value at June 30, 2022	$—	$1,691	$1,691
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
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Legacy Matterport stockholders was accounted for as a liability because the Earn-out Triggering Events that determine the number of Earn-out Shares required to be issued include events that are not solely indexed to the Common Stock of Matterport, Inc. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options are accounted for as a stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 15 of the Stock Plan for more information. The Company recognized $231.6 million of contingent earn-out liability attributable to the Earn-out Shares to Matterport legacy Stockholders upon the Closing on July 22, 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of
December 31, 2021
Current stock price	$20.64
Expected term (in years)	5.1
Expected volatility	67.0%
Risk-free interest rate	1.3%
Expected dividend yield	0%
The following table sets forth a summary of the changes in the earn-out liabilities during the six months ended June 30, 2022 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at June 30, 2022	$—

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (“2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the 2011 Plan and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock. As of June 30, 2022, a total of 1.0 million shares of our common stock are available for issuance under our 2021 Plan.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

For the three and six months ended June 30, 2022, there were 0.4 million shares of common stock purchased under the 2021 ESPP.
Shares Available for Future Grant—The Company issues new shares upon a share option exercise or release. As of June 30, 2022, shares authorized and available for future grant under the Company’s 2021 Plan and 2021 ESPP are 1.0 million shares and 9.3 million shares, respectively.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for six months ended June 30, 2022 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(773)	0.75
Exercised	(5,614)	0.51		$48,800
Balance—June 30, 2022	35,840	$0.65	6.6	$107,992
Options vested and exercisable—June 30, 2022	27,779	$0.61	6.3	$84,736
As of June 30, 2022, unrecognized stock-based compensation expense related to unvested options was $2.4 million, which is expected to be amortized over a weighted-average vesting period of 1.5 years.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the six months ended June 30, 2022 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	24,744	$17.70
Granted	17,821	5.13
Vested	(3,310)	16.50
Canceled or forfeited	(849)	15.93
Balance—June 30, 2022	38,406	$12.01

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2022, unrecognized compensation costs related to unvested RSUs and PRSUs were $410.4 million and $8.9 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 3.2 years and 1.7 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
Earn-out Award Activities
As discussed in Note 14 “Contingent Earn-Out Liability”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options were accounted as stock-based compensation expense as they were subject both a market condition and a service condition to the eligible employees.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the six months ended June 30, 2022, as both Triggering event condition satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter. The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the six months ended June 30, 2022 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	4,700	$12.64
Granted	13	20.13
Forfeited or Canceled	(61)	13.07
Vested and Canceled (1)	(1,966)	5.35
Vested and Released	(2,686)	$7.31
Balance—June 30, 2022	—
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employee Stock Purchase Plan—The fair value of shares under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used in the valuation of the fair value:

June 30,
2022
Expected term	0.5 – 2.0 years
Expected volatility	34.4 – 47.4%
Risk-free interest rate	0.2 – 2.7%
Expected dividend yield	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. During the three and six months ended June 30, 2022, the Company recorded of $2.4 million and $5.3 million, respectively, of stock-based compensation expense related to the 2021 ESPP. As of June 30, 2022, unrecognized compensation cost related to the 2021 ESPP was $4.8 million, which is expected to be recognized over the remaining weighted-average service period of 1.4 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of revenue	$1,098	$37	$2,907	$62
Research and development	7,941	96	20,884	234
Selling, general, and administrative	22,917	468	63,442	963
Stock-based compensation, net of amounts capitalized	31,956	601	87,233	1,259
Capitalized stock-based compensation	2,843	112	8,663	194
Total stock-based compensation	$34,799	$713	$95,896	$1,453
16. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax expense for the three and six months ended June 30, 2022 and 2021 was primarily attributable to pre-tax foreign earnings. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
determination, the Company considered all available positive and negative evidence and continued to conclude that as of June 30, 2022, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.

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
Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per share data). Diluted net income (loss) per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per share attributable to common stockholders:
Numerator :
Net income (loss) attributable to common stockholders	$(64,634)	$(6,209)	$7,270	$(9,081)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	283,405	41,348	279,289	40,490
Basic net income (loss) per share attributable to common stockholders	$(0.23)	$(0.15)	$0.03	$(0.22)
Diluted net income (loss) per share attributable to common stockholders
Numerator :
Diluted net income (loss) attributable to common stockholders	$(64,634)	$(6,209)	$7,270	$(9,081)
Denominator:
Weighted average shares used in computing net income (loss) per share, basic	283,405	41,348	279,289	40,490
Weighted average effect of dilutive potential common stock	—	—	34,545	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	283,405	41,348	313,834	40,490
Diluted net income (loss) per share attributable to common stockholders	$(0.23)	$(0.15)	$0.02	$(0.22)

Basic net loss per share is the same as diluted net loss per share for the period we reported net loss. The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Private warrants	1,708	—	1,708	—
Redeemable convertible preferred stock, all series	—	126,409	—	126,409
Warrants to purchase common stock	—	1,081	—	1,081
Common stock options outstanding	35,840	45,630	2,069	45,630
Unvested RSUs	38,406	3,785	37,632	3,785
ESPP Shares	2,225	—	1,662	—
Total potentially dilutive common stock equivalents	78,179	176,905	43,071	176,905
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
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.1 million and $0.2 million matching contributions to the U.K. pension plan for the three and six months ended June 30, 2022, respectively. The match contributions for the three and six months ended June 30, 2021 were approximately $0.1 million.
19. SUBSEQUENT EVENTS
In June 2022, the Company entered into a definitive agreement to acquire VHT, Inc., a privately-held real estate marketing company that offers brokerages and agents digital solutions to promote and sell properties, for total consideration of approximately $23.0 million in cash. The acquisition closed on July 7, 2022. The Company is still in the process of preparing the initial accounting for the transaction and expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the third quarter of fiscal year 2022.

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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 8.0 million spaces under management as of June 30, 2022, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 8.0 million spaces under management as of June 30, 2022, our spatial data library is the clearinghouse for information about the built world.
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 65% and 52% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and approximately 62% and 52% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
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
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for less than 1% and approximately 7% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, less than 1% approximately and 8% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Recently, we also have begun to offer capture devices and accessories manufactured by third parties and Matterport Axis, a cost-effective motor-mount for smartphones.

The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third party capture devices will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 18% and 31% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and approximately 22% and 31% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. Services revenue accounted for approximately 18% and 10% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and approximately 16% and 10% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
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
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of June 30, 2022, we had approximately 8.0 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Six Months Ended June 30,
	2022	2021
Spaces under management	8.0	5.6
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and six ended June 30, 2022.

The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Free subscribers	554	353
Paid subscribers	62	51
Total subscribers	616	404

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

	Three Months Ended June 30,
	2022	2021
Net dollar expansion rate	107%	132%

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
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
GAAP loss from operations	$(69,190)	$(5,777)	$(154,132)	$(8,132)
Add back: stock based compensation expense, net	32,889	601	88,977	1,259
Add back: acquisition-related costs	900	—	1,072	—
Add back: Amortization expense of acquired intangible assets	265	—	525	—
Add back: Payroll tax related to contingent earn-out share issuance	—	—	1,164	—
Non-GAAP loss from operations	$(35,136)	$(5,176)	$(62,394)	$(6,873)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(58,278)	$(2,631)
Less: purchases of property and equipment	866	326
Less: capitalized software and development costs	7,086	3,256
Free cash flow	$(66,230)	$(6,213)
Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $327 trillion in total property value as of June 30, 2022, remains largely undigitized today, and we estimate that less than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of June 30, 2022, we had over 616,000 subscribers on our platform and approximately 8.0 million spaces under management, which we believe represents more than 100 times number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and agents digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. With this acquisition, we aim to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other key markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 107% and 132% for the three months ended June 30, 2022 and 2021 demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended June 30, 2022. On a combined basis, growth in enterprise customers was offset by lower expansion in our small and medium business customers, which grew more slowly in the quarter ended June 30, 2022.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In the second half of 2021, we expanded availability of our industry-leading Matterport Pro2 camera in the United Kingdom, France, Italy and Spain and introduced Matterport for Android, making 3D capture available to anyone with a compatible Android device in more than 170 countries around the world. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. We continued expansion of Capture Services™ On-Demand to 18 countries and 199 cities as of June 30, 2022. Subscribers outside the United States accounted for approximately 42% and 43% of our subscription revenues for the three and six months ended June 30, 2022, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.

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
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have been continuously developing a robust pipeline of new product releases since the launch of Matterport for iPhone in May 2020. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Verisk’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In February 2022, we introduced Axis, a new hands-free motor mount for precision 3D capture for smartphones to enable a hands-free solution that produces reliable, high-fidelity results with just a click of a button. In April 2022, we made Matterport Axis available for purchase, enabling hands-free precision 3D capture for smartphones. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to assist construction teams with streamlining documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments captured by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party software applications. In November 2021, we launched a new plugin for Autodesk Revit customers, allowing them to upload a Matterport Scan-to-BIM file into Autodesk Revit and start creating and managing information on a construction or design project across its different stages. In December 2021, we extended the availability of the Matterport platform in AWS Marketplace so that AWS customers will be able to access Matterport’s digital twin technology with AWS add-ons that potentially increase the value of digitization. In June 2022, we partnered with CGS Partner to deliver virtual training solutions for front-line workers across the Fortune 500. The companies will combine the CGS TeamworkARTM platform with Matterport’s industry-leading digital twins to help customers train workers faster, increase productivity, and reduce costs by training workforces remotely using an exact digital replica of the work environment in immersive 3D.

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
Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro2 Camera, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the order and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro2 Camera owners to have a subscription when purchasing a Pro2 Camera. We will also repair Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
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
Change in fair value of warrants liabilities
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of June 30, 2022, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liabilities going forward at the end of each reporting period or through the exercise of such warrants.
Change in fair value of contingent earn-out liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determine the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and is subject to remeasurement to fair value at each balance sheet date. Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events were met. On January 18, 2022, all Earn-out Triggering Events occurred. Upon the occurrence of the triggering events, the Company's common stock price represented the fair value of the Earn-out Awards and the Company reclassified the outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of Common Shares. There will be no incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability as all the Earn-out Shares were issued February 1, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$18,386	$15,281	$35,527	$29,081
License	26	2,099	49	4,359
Services	5,013	2,879	8,986	5,568
Product	5,056	9,244	12,429	17,424
Total revenue	28,481	29,503	56,991	56,432
Costs of revenue:
Subscription	6,109	3,384	11,371	6,635
License	—	—	—	—
Services	3,169	2,290	6,152	4,325
Product	7,490	6,015	15,846	10,930
Total costs of revenue	16,768	11,689	33,369	21,890
Gross profit	11,713	17,814	23,622	34,542
Gross margin	41%	60%	41%	61%
Operating expenses:
Research and development	21,518	7,090	47,520	13,115
Selling, general, and administrative	59,385	16,501	130,234	29,559
Total operating expenses	80,903	23,591	177,754	42,674
Loss from operations	(69,190)	(5,777)	(154,132)	(8,132)
Other income (expense):
Interest income	1,484	14	2,779	22
Interest expense	—	(277)	—	(585)
Change in fair value of warrants liabilities	4,714	—	26,147	—
Change in fair value of contingent earn-out liability	—	—	136,043	—
Other expense, net	(1,353)	(149)	(2,674)	(347)
Total other income (expense)	4,845	(412)	162,295	(910)
Income (loss) before provision for income taxes	(64,345)	(6,189)	8,163	(9,042)
Provision for income taxes	289	20	893	39
Net income (loss)	$(64,634)	$(6,209)	$7,270	$(9,081)
Revenues
Total revenue decreased by $1.0 million, or (3)%, to $28.5 million during the three months ended June 30, 2022, from $29.5 million during the three months ended June 30, 2021. The decrease in revenue is attributable to a decrease in license and product revenue, partially offset by growth from subscriptions and service revenues.
Total revenue increased by $0.6 million, or 1%, to $57.0 million during the six months ended June 30, 2022, from $56.4 million during the six months ended June 30, 2021. The increase in revenue is attributable to growth from subscriptions and services revenue, partially offset by a decrease in license and product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$18,386	$15,281	$3,105	20%	$35,527	$29,081	$6,446	22%
License	26	2,099	(2,073)	(99)%	49	4,359	(4,310)	(99)%
Services	5,013	2,879	2,134	74%	8,986	5,568	3,418	61%
Product	5,056	9,244	(4,188)	(45)%	12,429	17,424	(4,995)	(29)%
Total revenue	$28,481	$29,503	$(1,022)	(3)%	$56,991	$56,432	$559	1%
Subscription revenue increased for the three and six months ended June 30, 2022 compared to the same period in 2021, primarily due to higher volume of subscription plans from both new and existing subscribers. Of the $3.1 million increase for the three months ended June 30, 2022, approximately $2.2 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $0.9 million was attributable to additional sales to existing customers during that period. Of the $6.4 million increase for the six months ended June 30, 2022, approximately $3.8 million was attributable to the higher volume of subscription plans form additional new subscribers and approximately $2.6 million was attributable to additional sales to existing customers during that period.

License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue decreased for the three and six months ended June 30, 2022 compared to the same period in 2021, primarily due to not having substantial license transactions move to the revenue recognition phase.
Services revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily attributable to increased sales of capture services and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three and six months ended June 30, 2022 compared to the same period in 2021. Although we believe demand for our products remained strong in the quarter, based on the backlog of open orders, the decrease was primarily due to global supply chain constraints. We are working to mitigate such impact.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$6,109	$3,384	$2,725	81%	$11,371	$6,635	$4,736	71%
Cost of license revenue	—	—	—	—%	—	—	—	—%
Cost of services revenue	3,169	2,290	879	38%	6,152	4,325	1,827	42%
Cost of products revenue	7,490	6,015	1,475	25%	15,846	10,930	4,916	45%
Total cost of revenue	$16,768	$11,689	$5,079	43%	$33,369	$21,890	$11,479	52%
Total cost of revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily attributable to an increase in subscription services provided, cost of products revenue, and capture services sold.
Cost of subscription revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided. We incurred incremental one-time costs related to transitioning vendors to strengthen our platform, making it easier to buy Matterport offerings in more languages and more currencies, and expanding our professional support services to subscribers by offering more hours of availability in more languages.
Cost of services revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to an increase in volume and cost related to capture services sold.
Cost of products revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily attributable to increased costs related to expediting and securing materials to meet the demand for capture devices in the current supply chain environment as well as increased overhead related to direct labor and manufacturing to support the capture devices sold.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross profit	$11,713	$17,814	$23,622	$34,542
Gross margin	41%	60%	41%	61%

Gross profit decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to the decrease in license gross profit in line with the minimum license revenue transactions and the decrease in the volume of the product revenue for the periods presented.

Gross margin decreased to 41% during the three months ended June 30, 2022 from 60% during the three months ended June 30, 2021 and decreased to 41% during the six months ended June 30, 2022 from 61% during the six months ended June 30, 2021. The decrease in gross profit margin was primarily due to the decrease in product gross margins as a result of us using alternative suppliers and alternative parts from time to time to mitigate the challenges caused by supply chain shortages, a decrease in subscription gross margin, and the minimum license revenue transactions.
Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$21,518	$7,090	$14,428	203%	$47,520	$13,115	$34,405	262%

Research and development expenses increased by $14.4 million, or 203%, to $21.5 million and by $34.4 million, or 262%, to $47.5 million for the three and six months ended June 30, 2022, respectively, from $7.1 million and $13.1 million for the three and six months ended June 30, 2021, respectively. The increase for the three months ended June 30, 2022 was primarily attributable to a $4.5 million increase in salary compensation expenses as a result of increased headcount, a $7.8 million increase in stock-based compensation, and a $0.8 million increase in professional services to support our continued investment into our platform and products. The increase for the six months ended June 30, 2022 was primarily attributable to a $9.9 million increase in salary compensation expenses as a result of increased headcount, a $20.7 million increase in stock-based compensation, and a $1.9 million increase in professional services to support our continued investment into our platform and products.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$59,385	$16,501	$42,884	260%	$130,234	$29,559	$100,675	341%
Selling, general and administrative expenses increased by $42.9 million, or 260%, to $59.4 million and by $100.7 million, or 341%, to $130.2 million for the three and six months ended June 30, 2022, respectively, from $16.5 million and $29.6 million for the three and six months ended June 30, 2021, respectively. The increase was primarily attributable to an $8.2 million increase in personnel-related costs, a $22.4 million increase in stock-based compensation, a $3.6 million increase in legal fees due to an increase in acquisition costs and litigation activities, and a $3.5 million increase in marketing programs. The increase for the six months ended June 30, 2022 was primarily attributable to a $19.1 million increase in personnel-related costs, including an $11.5 million increase in salaries as a result of increased headcount, a $62.5 million increase in stock-based compensation, a $5.3 million increase in legal fees due to an increase in acquisition costs and litigation activities, and a $5.3 million increase in marketing programs.
Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest income	$1,484	$14	$2,779	$22
Interest income increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily attributable to interest earned on our cash equivalents and investments during the three and six months ended June 30, 2022.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest expense	$—	$(277)	$—	$(585)
Interest expense decreased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to the repayment of our outstanding loans during the year ended December 31, 2021. As of June 30, 2022, we had no outstanding debts.
Change in Fair Value of Warrants Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Change in fair value of warrants liabilities	$4,714	$—	$26,147	$—
We recognized a change in fair value of warrants liabilities of $4.7 million and $26.1 million during the three and six months ended June 30, 2022, respectively, due to the decrease in the fair value of our outstanding Public and Private Warrants. As of June 30, 2022, there were 1.7 million Private Warrants remaining outstanding as a result of the exercise or redemption activities of our Public warrants.

Change in Fair Value of Contingent Earn-out Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$—	$—	$136,043	$—
We recognized a change in fair value of contingent earn-out liability of $136.0 million for the six months ended June 30, 2022, primarily due to the decrease in the fair value of the Company common stock. As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding to eligible recipients on February 1, 2022.
Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Other expense, net	$(1,353)	$(149)	$(2,674)	$(347)
Other expense increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily due to the amortization of investment premium.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Provision for income taxes	$289	$20	$893	$39
For the three and six months ended June 30, 2022, our provision for income taxes reflects an effective tax rate of (0.4)% and 10.9%, respectively. Our effective tax rate for the three months ended June 30, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and the tax benefit from stock-based compensation activities during the period. Our provision for income taxes for the three and six months ended June 30, 2021 reflects an effective tax rate of (0.3)% and (0.4)%, respectively. The difference was due primarily to the tax benefit of pre-tax book losses being offset by a valuation allowance for both periods presented.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of June 30, 2022, we had cash, cash equivalents and investments of approximately $562.1 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, the proceeds from the Merger and proceeds from warrant and option exercises for cash.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$113,923	$139,519
Restricted cash	—	468
Investments	448,142	528,590
Total cash, cash equivalents, and investments	$562,065	$668,577
We believe our existing cash resources are sufficient to support planned operations for the next 12 months. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share during the Exercise Period from December 15, 2021 to January 14, 2022, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $27.8 million received during the six months ended June 30, 2022. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
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
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of June 30, 2022, our 12-month lease obligations (through June 30, 2023) totaled approximately $1.3 million, or approximately $3.5 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of June 30, 2022 totaled approximately $21.3 million and are due through the year ending December 31, 2024.
Cash Flows

The following table set forth a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(58,278)	$(2,631)
Investing activities	$34,155	$(4,582)
Financing activities	$(1,612)	$(2,252)
Net Cash Used in Operating Activities
Net cash used in operating activities was $58.3 million for the six months ended June 30, 2022. This amount primarily consisted of net income of $7.3 million, offset by non-cash gains of $67.0 million, and a change in net operating assets and liabilities of $1.4 million. The non-cash gains primarily consisted of $26.1 million of change in fair value of warrants liabilities and $136.0 million of change in fair value of contingent earn-out liability, partially offset by $5.6 million of depreciation and amortization expense, $87.2 million of stock-based compensation expense, and $1.8 million of amortization of investment premiums, net of accretion of discounts. Changes in net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net cash used in operating activities was $2.6 million for the six months ended June 30, 2021. This amount primarily consisted of a net loss of $9.1 million, offset by non-cash charges of $4.2 million, and an increase in net operating assets and liabilities of $2.2 million. The non-cash charges primarily consisted of $2.6 million of depreciation and amortization expense and $1.3 million of stock-based compensation expense. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, and a decrease in inventory, which was partially offset by an increase in account receivable and prepaid and other assets.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $34.2 million for the six months ended June 30, 2022. This amount primarily consisted of maturities of marketable securities investments of $160.1 million, partially offset by investments in available-for-sale securities of $88.0 million, purchase price (net of cash acquired) for business acquisitions of $30.0 million, capitalized software and development costs of $7.1 million, and purchases of property and equipment of $0.9 million.
Net cash used in investing activities was $4.6 million for the six months ended June 30, 2021. This amount primarily consisted of capitalized software and development costs of $3.3 million, an investment in convertible notes receivable of $1.0 million and purchases of property and equipment of $0.3 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2022. This amount primarily consisted of a $34.4 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants and $4.9 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $2.3 million for the six months ended June 30, 2021. This amount primarily consisted of repayment of debt of $2.4 million and payment of deferred transaction costs of $1.2 million for the Merger, partially offset by proceeds from the exercise of stock options of $1.3 million.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the U.K. and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements as of June 30, 2022. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine that its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
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
Remediation Plan for Material Weaknesses

Building on our efforts during 2021, with the oversight of the Audit Committee of our board of directors, We have continued to dedicate significant resources and efforts to improve our control environment and to take steps to remediate the material weaknesses identified above. While certain remedial actions have been taken, we continue to actively plan for and implement additional control procedures.

Ongoing Remediation Efforts

•To address the material weaknesses associated with insufficient personnel with the appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, we have hired and continued to hire additional accounting and finance resources with public company experience. As of the end of the second quarter ended June 30, 2022, we have hired a Chief Accounting Officer based in our corporate headquarters and additional finance and accounting personnel in various functions, in addition to utilizing third-party consultants and specialists. Each of these individuals has significant experience in technical accounting matters and internal controls commensurate with our public company reporting requirements. We have established an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements.
•To address the material weaknesses associated with the lack of effectively designing and maintaining controls over the period-end financial reporting process, we formalized roles and review responsibilities to align the team’s skills and experience, including consideration related to the segregation of duties. We substantially completed our gap analysis of our processes supporting internal control over financial reporting to identify areas where new controls are needed and where existing controls need to be enhanced. Based on that analysis, we developed a comprehensive work plan for remediation of the above material weaknesses. This work plan includes detailed process by process workflows with completion dates and responsible parties. We are now regularly tracking our progress on completion of the work plan and provide periodic updates to the Audit Committee on our progress. We continue to further expedite and streamline our reporting process and develop our process, including establishing a comprehensive policy and procedure manual, to allow detection, prevention and resolution of potential control deficiencies. We have also conducted training on policies and procedures, standardizing business practices, effective communication, strategic thinking, leadership, and process improvement within various financial functional areas.
•To address the material weakness associated with IT” general controls for information systems that are relevant to the preparation of our consolidated financial statements, we have engaged a third-party IT consulting firm to assist in designing and implementing IT general controls, including controls over change management, program development approvals and testing, the review and update of user access rights and privileges and appropriate segregation of duties. We are in the process of implementing comprehensive access control protocols for our enterprise resource planning environment to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, and establishing additional controls to verify transactions are properly classified in our financial statements

Status of Remediation Efforts

We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving its objectives. We cannot guarantee that these initiatives will ultimately have the intended effects. While we have implemented a variety of steps to remediate these weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

As described above in the “Remediation Plan for Material Weaknesses” section, there were changes during the fiscal quarter ended June 30, 2022, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place from December 1-2, 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022 where the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment has not been entered yet but is expected soon. In addition, on May 16, 2022 the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). The complaint in this new matter has not been served as of this date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, we issued 31,840 shares of Class A common stock to a customer as consideration for the achievement of certain milestones under Matterport’s development agreement with such customer. The shares of Class A common stock issued to such customer have not been registered under the Securities Act and were issued in a private transaction in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.
Item 1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022 and the updated risk factor described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. The risks and uncertainties described in our 2021 Form 10-K and below are not the only ones that may impact our operating and financial results. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, which could result in a decrease in the market price of our common stock.

The impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and supply of raw materials is uncertain, but may negatively impact our business, results of operations and financial condition.

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. We have suppliers in China and Taiwan. Our business, operations, and supply chain could be materially and adversely impacted by political, economic or other actions from China or Taiwan, or changes in China-Taiwan relations that impact their economies. In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent that increased political tensions between China and Taiwan or the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business, results of operations, and financial condition.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits and Financial Statement Schedules.
The financial statements filed as part of this report are listed in the index to the financial statements immediately preceding such financial statements, which index to the financial statements is incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.2	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MATTERPORT, INC.

Date: August 11, 2022	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)