Form 10-Q
period 2022-09-30
Matterport, Inc./DE
filed 2022-11-10
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 287,443,518 shares of Class A common stock outstanding as of November 3, 2022.

		Page

	Cautionary Note Regarding Forward-looking Statements	4

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	10

	Notes to the Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to remediate our material weaknesses; factors relating to our business, operations and financial performance, including: the impact of the ongoing COVID-19 public health emergency or other infectious diseases, health epidemics and pandemics; our ability to maintain an effective system of internal controls over financial reporting; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022, and subsequently filed Quarterly Reports on Form 10-Q.

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$81,852	$139,519
Restricted cash	—	468
Short-term investments	405,599	264,931
Accounts receivable, net of allowance of $569 and $291, as of September 30, 2022 and December 31, 2021, respectively	19,515	10,879
Inventories	11,677	5,593
Prepaid expenses and other current assets	17,136	16,313
Total current assets	535,779	437,703
Property and equipment, net	28,555	14,118
Operating lease right-of-use assets	2,802	—
Long-term investments	7,737	263,659
Goodwill	69,593	—
Intangible assets, net	11,332	—
Other assets	4,615	3,696
Total assets	$660,413	$719,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,456	$12,227
Deferred revenue	14,553	11,074
Accrued expenses and other current liabilities	22,500	10,026
Total current liabilities	46,509	33,327
Warrants liability	1,691	38,974
Contingent earn-out liability	—	377,576
Deferred revenue, non-current	562	874
Other long-term liabilities	5,824	262
Total liabilities	54,586	451,013
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; and 287,408 shares and 250,173 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	29	25
Additional paid-in capital	1,132,423	737,735
Accumulated other comprehensive loss	(7,578)	(1,539)
Accumulated deficit	(519,047)	(468,058)
Total stockholders’ equity	605,827	268,163
Total liabilities and stockholders’ equity	$660,413	$719,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$18,981	$15,677	$54,508	$44,758
License	21	118	70	4,477
Services	10,015	3,292	19,001	8,860
Product	8,976	8,568	21,405	25,992
Total revenue	37,993	27,655	94,984	84,087
Costs of revenue:
Subscription	6,592	3,908	17,963	10,543
License	—	—	—	—
Services	6,553	2,460	12,705	6,785
Product	8,457	7,106	24,303	18,036
Total costs of revenue	21,602	13,474	54,971	35,364
Gross profit	16,391	14,181	40,013	48,723
Operating expenses:
Research and development	19,084	14,484	66,604	27,599
Selling, general, and administrative	56,293	44,053	186,527	73,612
Total operating expenses	75,377	58,537	253,131	101,211
Loss from operations	(58,986)	(44,356)	(213,118)	(52,488)
Other income (expense):
Interest income	1,691	550	4,470	572
Interest expense	—	(91)	—	(676)
Transaction costs	—	(565)	—	(565)
Change in fair value of warrants liabilities	—	(24,176)	26,147	(24,176)
Change in fair value of contingent earn-out liability	—	(98,478)	136,043	(98,478)
Other expense, net	(981)	(839)	(3,655)	(1,186)
Total other income (expense)	710	(123,599)	163,005	(124,509)
Loss before provision for income taxes	(58,276)	(167,955)	(50,113)	(176,997)
Provision for (benefit from) income taxes	(17)	34	876	73
Net loss	$(58,259)	$(167,989)	$(50,989)	$(177,070)
Net loss per share, basic and diluted	(0.20)	(0.86)	(0.18)	(1.90)
Weighted-average shares used in per share calculation, basic and diluted	286,458	196,478	281,729	93,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(58,259)	$(167,989)	$(50,989)	$(177,070)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	—	(16)	—	(79)
Unrealized gain (loss) on available-for-sale securities, net of tax	72	(182)	(6,039)	(94)
Other comprehensive income (loss)	$72	$(198)	$(6,039)	$(173)
Comprehensive loss	$(58,187)	$(168,187)	$(57,028)	$(177,243)

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

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	—	—	76	—	—	76
Issuance of common stock to a customer	—	—	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	—	—	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	—	—	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	—	—	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	—	$—	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
Net loss	—	—	—	—	—	—	(64,634)	(64,634)
Other comprehensive loss	—	—	—	—	—	(1,476)	—	(1,476)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding		—	2,340	—	2,701	—	—	2,701
Issuance of common stock to a customer		—	32	—	179			179
Stock-based compensation	—	—	—	—	34,799	—	—	34,799
Balance as of June 30, 2022	—	$—	283,643	$28	$1,099,617	$(7,650)	$(460,788)	$631,207
Net loss	—	—	—	—	—	—	(58,259)	(58,259)
Other comprehensive income	—	—	—	—	—	72	—	72
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	3,757	1	399	—	—	400
Issuance of common stock in connection with acquisitions	—	—	8	—	101	—	—	101
Stock-based compensation	—	—	—	—	32,306	—	—	32,306
Balance as of September 30, 2022	—	$—	287,408	$29	$1,132,423	$(7,578)	$(519,047)	$605,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(In thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,989)	$(177,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,237	4,121
Amortization of debt discount	—	135
Amortization of investment premiums, net of accretion of discounts	2,517	413
Stock-based compensation, net of amounts capitalized	116,738	31,997
Change in fair value of warrants liabilities	(26,147)	24,176
Change in fair value of contingent earn-out liability	(136,043)	98,478
Deferred income taxes	(27)	—
Transaction costs	—	565
Loss on extinguishment of debt and convertible notes	—	210
Allowance for doubtful accounts	343	460
Other	681	193
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(7,379)	(6,100)
Inventories	(6,135)	(342)
Prepaid expenses and other assets	(5,348)	(7,699)
Accounts payable	(4,154)	3,427
Deferred revenue	3,167	4,503
Accrued expenses and other liabilities	4,181	1,442
Net cash used in operating activities	(99,358)	(21,091)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,417)	(536)
Capitalized software and development costs	(9,890)	(5,233)
Purchase of investments	(87,997)	(466,466)
Maturities of investments	194,241	—
Investment in convertible notes	—	(1,000)
Business acquisitions, net of cash acquired	(51,874)	—
Net cash provided by (used in) investing activities	43,063	(473,235)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization and PIPE financing, net	—	612,854
Payment of transaction costs related to reverse recapitalization	—	(9,813)
Proceeds from sales of shares through employee equity incentive plans	5,292	1,696
Payments for taxes related to net settlement of equity awards	(34,424)	—
Proceeds from exercise of warrants	27,844	—
Repayment of debt	—	(13,067)
Other	76	—
Net cash provided by (used in) financing activities	(1,212)	591,670
Net change in cash, cash equivalents, and restricted cash	(57,507)	97,344
Effect of exchange rate changes on cash	(628)	(273)
Cash, cash equivalents, and restricted cash at beginning of year	139,987	52,250
Cash, cash equivalents, and restricted cash at end of period	$81,852	$149,321

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$753
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$896	$231,627
Reclassification of remaining contingent Earn-out liability upon triggering events	$242,430	$164,461
Unpaid transaction costs	$—	$200
Common stock issued in connection with acquisition	$19,219	$—
Unpaid cash consideration in connection with acquisition	$4,348	$—
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
On July 22, 2021 (the “Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Merger Agreement, the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC.” Upon the closing of the Merger, we changed our name to Matterport, Inc. See Note 3 “Reverse Recapitalization” for additional information.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, identified intangibles and goodwill, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, and the determination of stand-alone selling price of various performance obligations. As of September 30, 2022, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
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
No customer accounted for more than 10% of the Company’s total accounts receivable at September 30, 2022 and December 31, 2021. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $1.5 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of nil and $0.5 million as of September 30, 2022 and December 31, 2021. The restricted cash was cash deposits restricted under the 2020 term loan. Refer to Note 9 “Debt” for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $0.6 million and $0.3 million, respectively.
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
Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.2 million and $1.6 million of acquisition-related costs for the three and nine months ended September 30, 2022, respectively.
Intangible Assets
Acquisition-related intangible assets with finite lives are accounted for at fair value as of the date of acquisition, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.
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
The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets during the three and nine months ended September 30, 2022 and 2021, respectively.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general, and administrative in the condensed consolidated statements of operations. Advertising expense was $4.7 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $13.6 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as nonpublic business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below. As a result, the Company’s financial statements may not be comparable to companies that comply with public company effective dates because of this election. Based on the closing price of our common stock and the market value of our common stock held by non-affiliates as of June 30, 2022, the Company has determined that we will no longer be an emerging growth company as of December 31, 2022. As a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. This ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This will be effective for the Company for its fiscal year ending December 31, 2022. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s condensed consolidated financial statements.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$25,310	$16,383	$58,187	$51,518
International	12,683	11,272	36,797	32,569
Total revenue	$37,993	$27,655	$94,984	$84,087
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2022 and 2021, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time revenue	$28,996	$18,969	$73,509	$53,618
Point-in-time revenue	8,997	8,686	21,475	30,469
Total	$37,993	$27,655	$94,984	$84,087

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The contract balances as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$17,135	$8,898
Unbilled accounts receivable	$2,380	$1,981
Deferred revenue	$15,115	$11,948
During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $8.6 million and $4.1 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $40.5 million at the end of September 30, 2022 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of September 30, 2022 were $29.2 million, and the remaining thereafter.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS

VHT, Inc. Acquisition

On June 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Purchase Agreement”) with VHT, Inc. (“VHT”), known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and agents digital solutions to promote and sell properties. On July 7, 2022 (the “VHT Acquisition Date”), pursuant to the Purchase Agreement, the Company completed the acquisition of VHT (the “VHT Acquisition”), which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture and marketing services. With this acquisition, the Company aims to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other key markets such as commercial real estate, travel and hospitality, and the retail sector.

Under the terms of the Purchase Agreement, the consideration consisted of an all-cash purchase price of $23.0 million subject to certain adjustments based on a determination of closing net working capital, transaction expenses, cash and investments and closing indebtedness. The total preliminary purchase consideration for the VHT Acquisition was $22.7 million.

The Company has accounted for the VHT Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values at the VHT Acquisition Date, as presented in the following table (in thousands):

Amount
Goodwill	$15,603
Identified intangible assets	6,900
Net assets acquired	215
Total	$22,718

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from leveraging VHT’s customer relationships. The goodwill is not deductible for income tax purposes.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the VHT Acquisition Date (in thousands, except years):

	Fair Value	Estimated Useful Life
Customer Relationships	$6,900	10 years

The Company included VHT’s estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheet beginning on the VHT Acquisition Date. The results of operations for VHT subsequent to the VHT Acquisition Date have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022. VHT contributed $4.5 million to total revenue for the three and nine months ended September 30, 2022. The net income (loss) for VHT was not material to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

Unaudited Pro Forma Financial Information

The following table summarizes the pro forma consolidated information for the Company assuming the acquisition of VHT had occurred as of January 1, 2021. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired and acquisition-related charges. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except per share data)
Total revenue	$38,345	$32,819	$105,432	$99,458
Net loss	$(58,118)	$(167,882)	$(50,103)	$(177,122)
Basic earnings per share	$(0.20)	$(0.85)	$(0.18)	$(1.90)
Diluted earnings per share	$(0.20)	$(0.85)	$(0.18)	$(1.90)

Enview Inc. Acquisition

On January 5, 2022 (the “Enview Acquisition Date”), the Company completed the acquisition (the “Enview Acquisition”) of Enview, Inc. (“Enview”), a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques. The total purchase consideration for the Enview Acquisition was $64.3 million, which includes a working capital adjustment finalized in the third quarter of fiscal year 2022, which reduced the purchase price for Enview. The total purchase consideration consisted of the following (in thousands):

Amount
Cash	$34,957
Common stock (1.2 million shares)(1)	19,240
Unpaid Consideration (2)	10,127
Total	$64,324
(1) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share.
(2) The Company recorded a liability for unpaid cash of $4.3 million and stock consideration of $5.8 million that will be paid at a future date due to the passage of time in accordance with the merger agreement, not to exceed two years from the Enview Acquisition Date. The liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheet.

The Company has accounted for the Enview Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values at the Enview Acquisition Date. During the three months ended September 30, 2022, the Company identified and recorded an insignificant measurement period adjustment to the preliminary value assigned to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Enview Acquisition Date, and the value of goodwill resulting from the measurement period adjustments in the three months ended September 30, 2022 (in thousands):

Amount
Goodwill	$53,990
Identified intangible assets	5,400
Net assets acquired	4,934
Total	$64,324

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value	Estimated Useful Life
Developed technology	$5,400	5 years

Pro forma results of operations have not been presented because the effects of the Enview Acquisition were not material to the Company’s condensed consolidated statements of operations.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill—The following table presents details of the Company’s goodwill during the nine months ended September 30, 2022 (in thousands):

Amount
Balance as of December 31, 2021	$—
Goodwill acquired	69,593
Balance as of September 30, 2022	$69,593
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of September 30, 2022 (in thousands). There were no intangibles as of December 31, 2021.

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(795)	$4,605
Customer Relationships	6,900	(173)	6,727
Total	$12,300	$(968)	$11,332
The Company recognized amortization expense of $0.4 million and nil for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and nil for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of September 30, 2022 (in thousands):

Amount
Remaining 2022	$441
2023	1,770
2024	1,770
2025	1,770
2026	1,770
2027 and thereafter	3,811
Total future amortization expense	$11,332

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of September 30, 2022 and 2021 and the rollforward for three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance—beginning of period	$(421)	$(32)	$(291)	$(799)
Increase in reserves	(148)	(309)	(343)	(460)
Write-offs	—	159	65	1,077
Balance—end of period	$(569)	$(182)	$(569)	$(182)
Inventories—Inventories as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished Goods	$1,865	$295
Work in process	5,720	2,043
Purchased parts and raw materials	4,092	3,255
Total inventories	$11,677	$5,593
Property and Equipment, Net—Property and equipment as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$3,676	$2,324
Furniture and fixtures	355	355
Leasehold improvements	734	728
Capitalized software and development costs	50,312	28,964
Total property and equipment	55,077	32,371
Accumulated depreciation and amortization	(26,522)	(18,253)
Total property and equipment, net	$28,555	$14,118
Depreciation and amortization expenses of property and equipment were $3.3 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $8.3 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended September 30, 2022 and 2021 were $5.7 million and $3.3 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the nine months ended September 30, 2022 and 2021 were $21.4 million and $6.7 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $3.0 million and $1.4 million for three months ended September 30, 2022 and 2021, respectively, of which $2.8 million and $1.2 million was recorded to costs of revenue related to subscription and $0.2 million and $0.2 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $7.8 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively, of which $7.0 million and $3.3 million was recorded to costs of revenue related to subscription and $0.8 million and $0.5 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$6,729	$2,754
Tax payable	1,302	1,063
ESPP Contribution	1,378	693
Short-term unpaid acquisition consideration	6,109	—
Short-term operating lease liabilities	1,247	—
Other current liabilities	5,735	5,516
Total accrued expenses and other current liabilities	$22,500	$10,026
Other long-term Liabilities—Other long-term liabilities as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term operating lease liabilities	$1,805	$—
Long-term unpaid acquisition consideration	4,019	—
Other non-current liabilities	—	262
Total other long-term liabilities	$5,824	$262
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,548	$—	$—	$44,548
Total cash equivalents	$44,548	$—	$—	$44,548
Short-term investments:
U.S. government and agency securities	$180,534	$—	$—	$180,534
Non-U.S. government and agency securities	—	48,739	—	48,739
Corporate debt securities	—	148,500	—	148,500
Commercial paper	—	27,826	—	27,826
Total short-term investments	$180,534	$225,065	$—	$405,599
Long-term investments:
Corporate debt securities	—	7,737	—	7,737
Total long-term investments	$—	$7,737	$—	$7,737
Other current assets:
Convertible notes receivable	$—	$—	$1,227	$1,227
Total other current assets:	$—	$—	$1,227	$1,227

Total assets measured at fair value	$225,082	$232,802	$1,227	$459,111

Financial Liabilities:
Private warrants liability	$—	$—	$1,691	$1,691
Total liabilities measured at fair value	$—	$—	$1,691	$1,691

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,142	$—	$—	$44,142
Total cash equivalents	$44,142	$—	$—	$44,142
Short-term investments:
Non-U.S. government and agency securities	$—	$24,317	$—	$24,317
Corporate debt securities	—	92,737	—	92,737
Commercial paper	—	147,877	—	147,877
Total short-term investments	$—	$264,931	$—	$264,931
Long-term investments:
U.S. government and agency securities	$185,075	$—	$—	$185,075
Corporate debt securities	—	78,584	—	78,584
Total long-term investments	$185,075	$78,584	$—	$263,659
Other assets:
Convertible notes receivable	$—	$—	$1,107	$1,107
Total other assets:	$—	$—	$1,107	$1,107

Total assets measured at fair value	$229,217	$343,515	$1,107	$573,839

Financial Liabilities:
Public warrants liability	$15,645	$—	$—	$15,645
Private warrants liability	—	23,329	—	23,329
Contingent earn-out liability	—		377,576	377,576
Total liabilities measured at fair value	$15,645	$23,329	$377,576	$416,550

Our Private Warrants transferred from Level 2 to Level 3 upon the ceasing of trading activity of our Public Warrants in an active market in January 2022, see Note 13. There was no transfer during the three months ended September 30, 2022. The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3 (in thousands):

Amount
Beginning balance	$—
Transfer of Private Warrants to Level 3	3,416
Change in fair value	2,989
Ending Balance as of March 31, 2022	$6,405
Change in fair value	(4,714)
Ending Balance as of June 30, 2022	1,691
Change in fair value	—
Ending Balance as of September 30, 2022	$1,691

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,556	$—	$(5,022)	$180,534
Non-U.S. government and agency securities	49,030	—	(291)	48,739
Corporate debt securities	158,605	—	(2,368)	156,237
Commercial paper	27,898	—	(72)	27,826
Convertible notes receivable	1,000	227	—	1,227
Total available-for-sale investments	$422,089	$227	$(7,753)	$414,563

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$186,113	$—	$(1,038)	$185,075
Non-U.S. government and agency securities	24,385	—	(68)	24,317
Corporate debt securities	171,772	—	(451)	171,321
Commercial paper	147,914	—	(37)	147,877
Convertible notes receivable	1,000	107	—	1,107
Total available-for-sale investments	$531,184	$107	$(1,594)	$529,697
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments recorded for these securities at September 30, 2022 and December 31, 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in the condensed consolidated statements of comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. As of September 30, 2022, the Company applied a probability of 75% and 25% to the conversion and repayment scenario, respectively and an average discount rate of 25.2% in the valuation.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of September 30, 2022 and December 31, 2021, by contractual years-to-maturity (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year	$414,129	$406,826
Due between one and three years	7,960	7,737
Total	$422,089	$414,563

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$265,216	$264,931
Due between one and three years	265,968	264,766
Total	$531,184	$529,697

9. DEBT
The Company’s short-term and long-term debt is secured by substantially all the assets of the Company and subject the Company to certain affirmative and negative covenants. Failure to comply with these covenants could result in an event of default, which may lead to an acceleration of the amounts owed and other remedies.
2015 Term Loan and Line of Credit—On May 20, 2015, the Company entered into a Loan and Security Agreement with a lender (the “2015 Agreement”) to borrow a term loan up to $4.0 million (“2015 Term Loan”). The Company borrowed the full $4.0 million term loan on September 23, 2016. The term loan matured on September 30, 2019. The Company was required to make 36 equal installment payments of principal starting October 2016 through September 2019. The term loan bore interest at a floating per annum rate equal to 1.0% above the prime rate published by The Wall Street Journal (the “Prime Rate”). Interest was payable monthly. The Company repaid the 2015 Term Loan by September 2019. The agreement also allowed the Company to borrow under financing of eligible accounts, for up to $1.0 million (“2015 Account Financing”). The Company did not borrow any amount under the 2015 Account Financing.
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
For the three and nine months ended September 30, 2022, the Company recorded no interest expense under the 2019 Term Loan and line of credit. For the three and nine months ended September 30, 2021, the Company recorded less than

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$0.1 million and $0.2 million interest expense under the 2019 Term Loan, respectively. The Company repaid $1.9 million and $2.4 million of principal outstanding under the 2019 Term Loan during the three and nine months ended September 30, 2021. The 2015 Term Loan was fully repaid as of September 30, 2021.
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
For the three and nine months ended September 30, 2022, the Company recorded no interest expense under the 2018 Agreement. The 2018 Agreement was fully repaid as of July 2021. For the three months ended September 30, 2021, the Company recorded $0.1 million of interest expense and repaid $3.9 million of principal outstanding under the 2018 Agreement. For the nine months ended September 30, 2021, the Company recorded $0.3 million of interest expense and repaid $5.6 million of principal outstanding under the 2018 Agreement. The amount repaid in the three and nine months ended September 30, 2021 included a $0.5 million required final payment fee pursuant to the 2018 Agreement and a $0.1 million prepayment fee as the Company fully repaid the 2018 Term Loan in July 2021. The Company recorded a $0.1 million loss on the extinguishment for the three months ended September 30, 2021.
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

For the three and nine months ended September 30, 2022, the Company recorded no interest expense under the 2020 Term Loan. For the three months ended September 30, 2021, the Company recorded less than $0.1 million of interest expense and repaid $1.8 million of principal outstanding under the 2020 Term Loan. For the nine months ended September 30, 2021, the Company recorded $0.2 million of interest expense and repaid $2.0 million of principal outstanding under the 2020 Term Loan. The Company fully repaid the 2020 Term Loan as of September 2021.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

For the three and nine months ended September 30, 2022, the total operating lease costs were $0.5 million and $1.5 million, respectively, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the three and nine months ended September 30, 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's unaudited condensed consolidated statement of operations.

Rent expenses for the three and nine months ended September 30, 2021, were $0.4 million and $1.3 million, respectively.

As of September 30, 2022, the weighted-average remaining lease term was 2.4 years and the weighted-average discount rate was 3.3%.

For the three and nine months ended September 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.9 million, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the three and nine months ended September 30, 2022, respectively, as there were no new leases.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents maturities of operating lease liabilities as of September 30, 2022 (in thousands):

Amount
Fiscal years ending December 31,
Remaining 2022	$327
2023	1,339
2024	1,306
2025	207
Thereafter	—
Total operating lease payments	3,179
Less: imputed interest	(127)
Present value of operating lease liabilities	$3,052
Current portion of operating lease liabilities (1)	$1,247
Long-term operating lease liabilities (2)	$1,805

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
As of September 30, 2022, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2022	$18,529
2023	4,206
2024	97
Thereafter	—
Total	$22,832
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022 where the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was due on November 9, 2022.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). The complaint has been served and Surefield’s response to the complaint was filed on November 1, 2022.

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

As of September 30, 2022 and December 31, 2021, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2022, there were no known events or circumstances that have resulted in a material indemnification liability.

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
The Company had reserved shares of common stock for future issuance as of September 30, 2022 as follows (in thousands):

September 30, 2022
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	70,689
Shares available for future grant under 2021 Employee Stock Purchase Plan	9,330
Shares available for future grant under 2021 Incentive Award Plan	1,720
Total shares of common stock reserved	83,447
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
During the three months ended September 30, 2021, the Company fully amortized the remaining debt discount associated with the above warrants of $0.2 million upon the full repayment of the debt as discussed Note 9 “Debt”.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(6,039)	(6,039)
Balance at September 30, 2022	$(52)	$(7,526)	$(7,578)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(79)	(94)	(173)
Balance at September 30, 2021	$56	$(94)	$(38)
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
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock were issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received during the three months ended March 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding as of September 30, 2022.
The following table summarizes the Public and Private Warrants activities during the nine months ended September 30, 2022 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Outstanding as of December 31, 2021	2,552	1,708	4,260
Warrants Exercised	(1,993)	—	(1,993)
Warrants Redeemed	(559)	—	(559)
Outstanding as of September 30, 2022	—	1,708	1,708
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
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.99 as of September 30, 2022.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of September 30, 2022:

September 30, 2022
Current stock price	$3.79
Strike price	$11.50
Expected term (in years)	3.81
Expected volatility	68.0%
Risk-free interest rate	4.2%
Expected dividend yield	—%
The Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrant liabilities (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(13,954)	(26,147)
Warrants Exercised	(10,018)	—	(10,018)
Warrants Redemption	(1,118)	—	(1,118)
Fair value at September 30, 2022	$—	$1,691	$1,691
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

As of
December 31, 2021
Current stock price	$20.64
Expected term (in years)	5.1
Expected volatility	67.0%
Risk-free interest rate	1.3%
Expected dividend yield	0%
The following table sets forth a summary of the changes in the earn-out liabilities during the nine months ended September 30, 2022 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at September 30, 2022	$—

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
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (“2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the 2011 Plan and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock. As of September 30, 2022, a total of 1.7 million shares of our common stock are available for issuance under our 2021 Plan.
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

For the three and nine months ended September 30, 2022, there were nil and 0.4 million, respectively, shares of common stock purchased under the 2021 ESPP.
Shares Available for Future Grant—The Company issues new shares upon a share option exercise or release. As of September 30, 2022, shares authorized and available for future grant under the Company’s 2021 Plan and 2021 ESPP are 1.7 million shares and 9.3 million shares, respectively.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for nine months ended September 30, 2022 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(1,298)	0.75
Exercised	(6,383)	0.51		$51,963
Balance—September 30, 2022	34,546	$0.65	6.3	$108,531
Options vested and exercisable—September 30, 2022	28,938	$0.62	6.1	$91,770
As of September 30, 2022, unrecognized stock-based compensation expense related to unvested options was $1.7 million, which is expected to be amortized over a weighted-average vesting period of 1.4 years.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the nine months ended September 30, 2022 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	24,744	$17.70
Granted	20,869	5.01
Vested	(5,373)	16.41
Canceled or forfeited	(4,097)	9.20
Balance—September 30, 2022	36,143	$11.53

Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The performance-based RSU (“PRSU”) awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Stock Plan. The performance based vesting condition was deemed satisfied upon the Closing. The Company recognized $6.1 million stock-based compensation expenses on the Closing Date for the portion of these PRSUs for which the service-based vesting condition had been satisfied as the performance condition of the RSUs is met.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2022, unrecognized compensation costs related to unvested RSUs and PRSUs were $372.2 million and $5.4 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 3.0 years and 1.6 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
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
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the nine months ended September 30, 2022, as both Triggering event condition satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter. The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the nine months ended September 30, 2022 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2021	4,700	$12.64
Granted	13	20.13
Forfeited or Canceled	(61)	13.07
Vested and Canceled (1)	(1,966)	5.35
Vested and Released	(2,686)	$7.31
Balance—September 30, 2022	—
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

September 30,
2022
Expected term	0.5 – 2.0 years
Expected volatility	34.4 – 47.4%
Risk-free interest rate	0.2 – 2.7%
Expected dividend yield	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. During the three and nine months ended September 30, 2022, the Company recorded of $0.9 million and $6.2 million, respectively, of stock-based compensation expense related to the 2021 ESPP. As of September 30, 2022, unrecognized compensation cost related to the 2021 ESPP was $2.8 million, which is expected to be recognized over the remaining weighted-average service period of 1.3 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of revenue	$912	$978	$3,819	$1,040
Research and development	6,362	6,695	27,246	6,929
Selling, general, and administrative	22,231	23,065	85,673	24,028
Stock-based compensation, net of amounts capitalized	29,505	30,738	116,738	31,997
Capitalized stock-based compensation	2,801	1,332	11,464	1,526
Total stock-based compensation	$32,306	$32,070	$128,202	$33,523
16. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax expense for the three and nine months ended September 30, 2022 and 2021 was primarily attributable to pre-tax foreign earnings. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
such determination, the Company considered all available positive and negative evidence and continued to conclude that as of September 30, 2022, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.
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
Basic net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per share data). Diluted net loss per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator :
Net loss attributable to common stockholders	$(58,259)	$(167,989)	$(50,989)	$(177,070)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	286,458	196,478	281,729	93,061
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.86)	$(0.18)	$(1.90)

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

	As of September 30,
	2022	2021
Public warrants	—	6,900
Private warrants	1,708	4,450
Earn-out shares	—	23,460
Common stock options outstanding	34,546	43,131
Unvested RSUs	36,143	3,730
ESPP Shares	1,849	—
Total potentially dilutive common stock equivalents	74,246	81,671

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.1 million and $0.3 million matching contributions to the U.K. pension plan for the three and nine months ended September 30, 2022, respectively. The match contributions to the U.K. pension plan for the three and nine months ended September 30, 2021 were less than $0.1 million and $0.2 million, respectively.

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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 8.7 million spaces under management as of September 30, 2022, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 8.7 million spaces under management as of September 30, 2022, our spatial data library is the clearinghouse for information about the built world.
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

Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business

The COVID-19 pandemic has resulted in industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our subscribers and their spending habits, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted with certainty. Delays, interruptions and disruptions in our supply chain have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products.

We also been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products.

While we have made improvements to our supply chain in the third quarter of fiscal year 2022, we continue to work to mitigate the disruption we have experienced. If macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or if they worsen, then our results of operations may be negatively impacted.

For additional information, Part II Item 1A "Risk Factors.”
Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our Matterport Pro2 and newly launched Pro3 cameras) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue and maintaining modest growth in license, product and services revenue.
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 50% and 57% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 57% and 53% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
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
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for less than 1% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and less than 1% and approximately 5% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Since April 2022, we also have begun to offer capture devices and accessories manufactured by third parties and Matterport Axis, a cost-effective motor-mount for smartphones. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third party capture devices will continue to drive increased adoption of our solutions. In August 2022, we launched and began shipment of our Pro3 Camera along with major updates to our industry-leading digital twin cloud platform. The Matterport Pro3 Camera is an advanced 3D capture device, which includes faster boot time, swappable batteries, and a lighter design. The Pro3 camera can perform both indoors and outdoors and is designed for speed, fidelity, versatility and accuracy. Along with our Pro2 Camera, we expect that future sales of our Pro3 Camera will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 24% and 31% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 23% and 31% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera, Pro3 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and enterprises digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 26% and 12% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 20% and 11% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were presented as those of Matterport in this report of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. See Note 1 and Note 3, in Part I, Item 1, “Financial Statements,” for additional detail about the Merger.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of September 30, 2022, we had approximately 8.7 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.

The following chart shows our spaces under management for each of the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Spaces under management	8.7	6.2
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and nine ended September 30, 2022.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	As of September 30,
	2022	2021
Free subscribers	594	385
Paid subscribers	63	54
Total subscribers	657	439

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

	Three Months Ended September 30,
	2022	2021
Net dollar expansion rate	106%	114%

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
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP loss from operations	$(58,986)	$(44,356)	$(213,118)	$(52,488)
Add back: stock based compensation expense, net	30,671	30,738	119,648	31,997
Add back: acquisition-related costs	222	—	1,294	—
Add back: Amortization expense of acquired intangible assets	443	—	968	—
Add back: Payroll tax related to contingent earn-out share issuance	—	—	1,164	—
Non-GAAP loss from operations	$(27,650)	$(13,618)	$(90,044)	$(20,491)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(99,358)	$(21,091)
Less: purchases of property and equipment	1,417	536
Less: capitalized software and development costs	9,890	5,233
Free cash flow	$(110,665)	$(26,860)
Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $327 trillion in total property value as of September 30, 2022, remains largely undigitized today, and we estimate that less than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of September 30, 2022, we had over 657,000 subscribers on our platform and approximately 8.7 million spaces under management, which we believe represents more than 100 times the number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the VHT Acquisition completed in July 2022, we expect to be able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. As of the third quarter of 2022, 23% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers while increasing investments in direct sales and account-based marketing to enhance enterprise adoption of our solutions.

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

As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 106% and 114% for the three months ended September 30, 2022 and 2021, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended September 30, 2022. On a combined basis, growth in enterprise customers was offset by lower expansion in our small and medium business customers, which grew more slowly in the quarter ended September 30, 2022 as the macro environment is further influencing this cohort to be more cautious in spending.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In the second half of 2021, we expanded availability of our industry-leading Matterport Pro2 camera in the United Kingdom, France, Italy and Spain and introduced Matterport for Android, making 3D capture available to anyone with a compatible Android device in more than 170 countries around the world. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. We continued expansion of Capture Services™ On-Demand to 18 countries and 215 cities as of September 30, 2022. Subscribers outside the United States accounted for approximately 41% and 42% of our subscription revenue for the three and nine months ended September 30, 2022, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
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
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have been continuously developing a robust pipeline of new product releases since the launch of Matterport for iPhone in May 2020. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Verisk’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In February 2022, we introduced Axis, a new hands-free motor mount for precision 3D capture for smartphones to enable a hands-free solution that produces reliable, high-fidelity results with just a click of a button. In April 2022, we made Matterport Axis available for purchase, enabling hands-free precision 3D capture for smartphones. In August 2022, we introduced major updates to our industry-leading digital twin cloud platform. Matterport has reimagined the cloud software platform that creates, publishes, and manages digital twins of buildings and spaces of any size or shape, indoors or outdoors. All of these new capabilities integrate seamlessly so customers can securely create immersive environments for their employees, customers and partners to collaborate and explore. We created a new workgroup collaboration framework called Views to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams such as: virtual inspections, remote training, space planning, personalized virtual tours, and so much more. We have also created new tools called Guided Tours and Tags to elevate the visitor experience that a business user can use to create directed virtual tours of any commercial or residential space tailored to the interest of their visitors, and guided virtual training courses for remote workers. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to assist construction teams with streamlining documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments captured by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party software applications. In November 2021, we launched a new plugin for Autodesk Revit customers, allowing them to upload a Matterport Scan-to-BIM file into Autodesk Revit and start creating and managing information on a construction or design project across its different stages. In December 2021, we extended the availability of the Matterport platform in AWS Marketplace so that AWS customers will be able to access Matterport’s digital twin technology with AWS add-ons that potentially increase the value of digitization. In June 2022, we partnered with CGS Partner to deliver virtual training solutions for front-line workers across the Fortune 500. The companies will combine the CGS TeamworkARTM platform with Matterport’s industry-leading digital twins to help customers train workers faster, increase productivity, and reduce costs by training workforces remotely using an exact digital replica of the work environment in immersive 3D. In July 2022, we partnered with Burns & McDonnell. With this relationship, Burns & McDonnell customers can use the Matterport Digital Twin Platform, including software services and hardware, to optimize construction expansion and maintenance projects. The collaboration equips businesses in the energy, utilities, and manufacturing industries with a continuous digital, visual documentation solution that improves operations, enhances collaboration, and increases safety in each project stage.
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
Services revenue—Services revenue consist of capture services and add-on services. Capture services consist of professional services in which a Matterport-qualified third-party technician will provide on-site digital capture services for the customer. With the consummation of the VHT Acquisition, our capture solutions expanded to include photos, videos, drone imaging and digital marketing services. Under these arrangements, we will pay the third-party technician and bill the customer directly. Add-on services consist of additional software features that the customer can purchase. These services are typically provided by third parties under our direction and oversight and we pay the third party and bill the subscriber directly for the provisions of such services.

Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro2 and Pro3 Camera, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the order and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro2 and Pro3 Camera owners to have a subscription when purchasing a Pro2 Camera. We will also repair Pro2 and Pro3 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
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
Cost of product revenue—Cost of product revenue consists primarily of costs associated with the manufacture of our Pro2 and Pro3 Camera, warranty and repair expenses relating to Pro2 and Pro3 Cameras and personnel-related expenses associated with manufacturing employees including salaries, benefits, bonuses, overhead and stock-based compensation. Cost of product revenue also includes depreciation of property and equipment, costs of acquiring third-party capture devices, and costs associated with shipping devices to customers.
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

Transaction costs
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger.
Change in fair value of warrants liabilities
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of September 30, 2022, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liabilities going forward at the end of each reporting period or through the exercise of such warrants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$18,981	$15,677	$54,508	$44,758
License	21	118	70	4,477
Services	10,015	3,292	19,001	8,860
Product	8,976	8,568	21,405	25,992
Total revenue	37,993	27,655	94,984	84,087
Costs of revenue:
Subscription	6,592	3,908	17,963	10,543
License	—	—	—	—
Services	6,553	2,460	12,705	6,785
Product	8,457	7,106	24,303	18,036
Total costs of revenue	21,602	13,474	54,971	35,364
Gross profit	16,391	14,181	40,013	48,723
Gross margin	43%	51%	42%	58%
Operating expenses:
Research and development	19,084	14,484	66,604	27,599
Selling, general, and administrative	56,293	44,053	186,527	73,612
Total operating expenses	75,377	58,537	253,131	101,211
Loss from operations	(58,986)	(44,356)	(213,118)	(52,488)
Other income (expense):
Interest income	1,691	550	4,470	572
Interest expense	—	(91)	—	(676)
Transaction costs	—	(565)	—	(565)
Change in fair value of warrants liabilities	—	(24,176)	26,147	(24,176)
Change in fair value of contingent earn-out liability	—	(98,478)	136,043	(98,478)
Other expense, net	(981)	(839)	(3,655)	(1,186)
Total other income (expense)	710	(123,599)	163,005	(124,509)
Loss before provision for income taxes	(58,276)	(167,955)	(50,113)	(176,997)
Provision for (benefit from) income taxes	(17)	34	876	73
Net loss	$(58,259)	$(167,989)	$(50,989)	$(177,070)
Revenues
Total revenue increased by $10.3 million, or 37%, to $38.0 million during the three months ended September 30, 2022, from $27.7 million during the three months ended September 30, 2021. The increase in revenue is attributable to an increase in service, subscription, and product revenue, partially offset by a decrease in license revenue.
Total revenue increased by $10.9 million, or 13%, to $95.0 million during the nine months ended September 30, 2022, from $84.1 million during the nine months ended September 30, 2021. The increase in revenue is attributable to growth from subscriptions and services revenue, partially offset by a decrease in license and product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$18,981	$15,677	$3,304	21%	$54,508	$44,758	$9,750	22%
License	21	118	(97)	(82)%	70	4,477	(4,407)	(98)%
Services	10,015	3,292	6,723	204%	19,001	8,860	10,141	114%
Product	8,976	8,568	408	5%	21,405	25,992	(4,587)	(18)%
Total revenue	$37,993	$27,655	$10,338	37%	$94,984	$84,087	$10,897	13%
Subscription revenue increased for the three and nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher volume of subscription plans from both new and existing subscribers. Of the $3.3 million increase for the three months ended September 30, 2022, approximately $2.5 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $0.8 million was attributable to additional sales to existing customers during that period. Of the $9.8 million increase for the nine months ended September 30, 2022, approximately $5.6 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $4.2 million was attributable to additional sales to existing customers during that period.

License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue decreased for the three and nine months ended September 30, 2022 compared to the same period in 2021, primarily due to not having substantial license transactions move to the revenue recognition phase.
Services revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase was primarily attributable to increased sales of capture services, including revenue from the acquisition of VHT, and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to the launch of the Pro3 Camera in the third quarter of fiscal year 2022 as well as substantial progress in our supply chain efforts for our Pro2 Camera to fulfill the previous backlog demands. Product revenue decreased for the nine months ended September 30, 2022 compared to the same period in 2021. Although we believe demand for our products remained strong in the period, based on the backlog of open orders, the decrease was primarily due to global supply chain constraints in early 2022. While we made improvements in our supply chain in the third quarter of fiscal year 2022, we continue to work to mitigate the disruption we have experienced.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$6,592	$3,908	$2,684	69%	$17,963	$10,543	$7,420	70%
Cost of license revenue	—	—	—	—%	—	—	—	—%
Cost of services revenue	6,553	2,460	4,093	166%	12,705	6,785	5,920	87%
Cost of products revenue	8,457	7,106	1,351	19%	24,303	18,036	6,267	35%
Total cost of revenue	$21,602	$13,474	$8,128	60%	$54,971	$35,364	$19,607	55%

Total cost of revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily attributable to an increase in subscription services provided, cost of products revenue, and capture services sold.
Cost of subscription revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided. We incurred incremental one-time costs related to transitioning vendors to strengthen our platform making it easier to buy Matterport offerings in more languages and more currencies, and expanding our professional support services to subscribers by offering more hours of availability in more languages.
Cost of services revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to an increase in volume and cost related to capture services sold, including the cost of VHT services.
Cost of products revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily attributable to increased costs related to expediting and securing materials to meet the demand for capture devices in the current supply chain environment as well as increased overhead related to direct labor and manufacturing to support the capture devices sold.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross profit	$16,391	$14,181	$40,013	$48,723
Gross margin	43%	51%	42%	58%

Gross profit increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to the increase in services gross profit, which includes the VHT Acquisition, in line with the increase in services revenue, partially offset by a decrease in product gross profit. Gross profit decreased for the nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to the decrease in license gross profit in line with the minimum license revenue transactions and the decrease in the volume of the product revenue for the periods presented.

Gross margin decreased to 43% during the three months ended September 30, 2022 from 51% during the three months ended September 30, 2021 and decreased to 42% during the nine months ended September 30, 2022 from 58% during the nine months ended September 30, 2021. The decrease in gross profit margin was primarily due to the decrease in product gross margins as a result of us using alternative suppliers and alternative parts from time to time to mitigate the challenges caused by supply chain shortages, a decrease in subscription gross margin, and the minimum license revenue transactions.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$19,084	$14,484	$4,600	32%	$66,604	$27,599	$39,005	141%

Research and development expenses increased by $4.6 million, or 32%, to $19.1 million and by $39.0 million, or 141%, to $66.6 million for the three and nine months ended September 30, 2022, respectively, from $14.5 million and $27.6 million for the three and nine months ended September 30, 2021, respectively. The increase for the three months ended September 30, 2022 was primarily attributable to a $3.7 million increase in salary compensation expenses as a result of increased headcount and a $0.7 million increase in professional and software services to support our continued investment into our platform and products. The increase for the nine months ended September 30, 2022 was primarily attributable to a $13.6 million increase in salary compensation expenses as a result of increased headcount, a $20.3 million increase in stock-based compensation, and a $4.2 million increase in professional and software services to support our continued investment into our platform and products.
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$56,293	$44,053	$12,240	28%	$186,527	$73,612	$112,915	153%
Selling, general and administrative expenses increased by $12.2 million, or 28%, to $56.3 million and by $112.9 million, or 153%, to $186.5 million for the three and nine months ended September 30, 2022, respectively, from $44.1 million and $73.6 million for the three and nine months ended September 30, 2021, respectively. The increase was primarily attributable to an $11.1 million increase in personnel-related costs and a $2.4 million increase in marketing programs, partially offset by a decrease in acquisition costs and litigation activities of $1.5 million. The increase for the nine months ended September 30, 2022 was primarily attributable to a $30.2 million increase in personnel-related costs, including an $16.6 million increase in salaries as a result of increased headcount, a $61.6 million increase in stock-based compensation, a $3.9 million increase in legal fees due to an increase in acquisition costs and litigation activities, and a $7.8 million increase in marketing programs.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest income	$1,691	$550	$4,470	$572
Interest income increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase was primarily attributable to interest earned on our cash equivalents and investments during the three and nine months ended September 30, 2022.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest expense	$—	$(91)	$—	$(676)
Interest expense decreased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to the repayment of our outstanding loans during the year ended December 31, 2021. As of September 30, 2022, we had no outstanding debts.

Transaction costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Transaction costs	$—	$(565)	$—	$(565)

During the three months ended September 30, 2021, we expensed $0.6 million of transaction costs in relation to the consummation of the Merger.
Change in Fair Value of Warrants Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Change in fair value of warrants liabilities	$—	$(24,176)	$26,147	$(24,176)
We recognized a change in fair value of warrants liabilities of nil and $26.1 million during the three and nine months ended September 30, 2022, respectively, due to the decrease in the fair value of our outstanding Public and Private Warrants. As of September 30, 2022, there were 1.7 million Private Warrants remaining outstanding as a result of the exercise or redemption activities of our Public warrants.

Change in Fair Value of Contingent Earn-out Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$—	$(98,478)	$136,043	$(98,478)
We recognized a change in fair value of contingent earn-out liability of $136.0 million for the nine months ended September 30, 2022, primarily due to the decrease in the fair value of the Company common stock. As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding to eligible recipients on February 1, 2022.
Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Other expense, net	$(981)	$(839)	$(3,655)	$(1,186)
Other expense increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase was primarily due to the amortization of investment premium.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Provision for (benefit from) income taxes	$(17)	$34	$876	$73
For the three and nine months ended September 30, 2022, our provision for income taxes reflects an effective tax rate of 0.03% and (1.75)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and the tax benefit from stock-based compensation activities during the period. Our provision for income taxes for the three and nine months ended September 30, 2021 reflects an effective tax rate of (0.02)% and (0.04)%, respectively. The difference was due primarily to the tax benefit of pre-tax book losses being offset by a valuation allowance for both periods presented.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of September 30, 2022, we had cash, cash equivalents and investments of approximately $495.2 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, the proceeds from the Merger and proceeds from warrant and option exercises for cash.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$81,852	$139,519
Restricted cash	—	468
Investments	413,336	528,590
Total cash, cash equivalents, and investments	$495,188	$668,577
We believe our existing cash resources are sufficient to support planned operations for the next 12 months. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share during the Exercise Period from December 15, 2021 to January 14, 2022, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $27.8 million received during the nine months ended September 30, 2022. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
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
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of September 30, 2022, our 12-month lease obligations (through June 30, 2023) totaled approximately $1.3 million, or approximately $3.2 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of September 30, 2022 totaled approximately $22.8 million and are due through the year ending December 31, 2024.
Cash Flows

The following table set forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(99,358)	$(21,091)
Investing activities	$43,063	$(473,235)
Financing activities	$(1,212)	$591,670
Net Cash Used in Operating Activities
Net cash used in operating activities was $99.4 million for the nine months ended September 30, 2022. This amount primarily consisted of a net loss of $51.0 million, increased by non-cash charges of $32.7 million, and a change in net operating assets and liabilities of $15.7 million. The non-cash charges primarily consisted of $26.1 million of change in fair value of warrants liabilities and $136.0 million of change in fair value of contingent earn-out liability, partially offset by $9.2 million of depreciation and amortization expense, $116.7 million of stock-based compensation expense, and $2.5 million of amortization of investment premiums, net of accretion of discounts. Changes in net operating assets and liabilities primarily consisted of a increase in accounts receivable, inventories, prepaid expenses and other assets, and a decrease in accounts payable, partially offset by an increase in deferred revenue and other liabilities.
Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2021. This amount primarily consisted of a net loss of $177.1 million, offset by non-cash charges of $160.7 million, and a change in net operating assets and liabilities of $4.8 million. The non-cash charges primarily consisted of $4.1 million of depreciation and amortization expense and $32.0 million of stock-based compensation expense, $24.2 million of change in fair value of warrants and liabilities, $98.5 million of change in fair value of contingent earn-out liability, $0.5 million increase of allowance for doubtful accounts and $0.6 million of transaction costs related to reverse recapitalization. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable, prepaid expenses and other assets, and inventories.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $43.1 million for the nine months ended September 30, 2022. This amount primarily consisted of maturities of marketable securities investments of $194.2 million, partially offset by investments in available-for-sale securities of $88.0 million, purchase price (net of cash acquired) for business acquisitions of $51.9 million, capitalized software and development costs of $9.9 million, and purchases of property and equipment of $1.4 million.
Net cash used in investing activities was $473.2 million for the nine months ended September 30, 2021. This amount primarily consisted of investments in available-for-sale securities of $466.5 million, capitalized software and development costs of $5.2 million, an investment in convertible notes receivable of $1.0 million and purchases of property and equipment of $0.5 million.
Net Cash Provided by (Used) in Financing Activities
Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2022. This amount primarily consisted of a $34.4 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants and $5.3 million of proceeds from the exercise of stock options.
Net cash provided by financing activities was $591.7 million for the nine months ended September 30, 2021. This amount primarily consisted of $612.9 million proceeds from reverse recapitalization and PIPE financing, net, $1.7 million proceeds from the exercise of stock options, partially offset by a $9.8 million payment of transaction costs related to the reverse recapitalization and repayment of debt of $13.1 million.
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
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, and the Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2022, we will meet the conditions to be deemed a “large-accelerated filer” as of December 31, 2022 and will consequently no longer be an emerging growth company as of that date. We will no longer be able to avail ourselves of the extended transition period for compliance with new or revised accounting standards as of December 31, 2022.

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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the U.K. and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements as of September 30, 2022. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine that its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
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

Ongoing Remediation Efforts

•To address the material weaknesses associated with insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, we have hired and continued to hire additional accounting and finance resources with public company experience. As of the end of the third quarter ended September 30, 2022, we have hired a Chief Accounting Officer based in our corporate headquarters and additional finance and accounting personnel in various functions, in addition to utilizing third-party consultants and specialists. Each of these individuals has significant experience in technical accounting matters and internal controls commensurate with our public company reporting requirements. We have established an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements.

•To address the material weaknesses associated with the lack of effectively designing and maintaining controls over the period-end financial reporting process, we formalized roles and review responsibilities to align the team’s skills and experience, including consideration related to the segregation of duties. We completed our gap analysis of our processes supporting internal control over financial reporting to identify areas where new controls are needed and where existing controls need to be enhanced. Based on that analysis, we formalized our internal control framework and developed a comprehensive work plan for remediation of the above material weaknesses. This work plan includes detailed process by process workflows with completion dates and responsible parties. We are regularly tracking our progress on completion of the work plan and provide periodic updates to the Audit Committee on our progress. We continue to further expedite and streamline our financial closing and reporting process, including establishing a comprehensive policy and procedure manual, to allow detection, prevention and resolution of potential control deficiencies. We have also conducted training on policies and procedures, standardizing business practices, effective communication, strategic thinking, leadership, and process improvement within various financial functional areas.

•To address the material weakness associated with IT general controls for information systems that are relevant to the preparation of our consolidated financial statements, we continue to implement our remediation plan that included:

◦creating the Company’s IT compliance oversight function by hiring a new Chief Information Officer who brings more than 20 years of experience in all aspects of IT vision, security, infrastructure, applications and SaaS, and expanding IT staff numbers to increase expertise and separation of duties;
◦engaging third-party IT consulting firms to assist in designing and implementing IT general controls, including controls over program change management, program development approvals and testing, user access controls, the review and update of user access rights and privileges and appropriate segregation of duties, and computer operations controls and monitoring;
◦developing a comprehensive IT strategy plan aligned with business objectives and enhanced risk assessment procedures and controls related to changes in IT systems;
◦implementing comprehensive access control protocols for our enterprise resource planning environment to implement restrictions on user and privileged access to certain applications;
◦developing a training program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
◦implementing an IT management review and testing plan to monitor IT general controls with a specific focus on systems supporting our financial reporting processes; and
◦establishing additional controls over the preparation and review of journal entries, and established additional controls to verify transactions are properly accounted for and disclosed in our financial statements.

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

Changes in Internal Control over Financial Reporting

As described above in the “Remediation Plan for Material Weaknesses” section, there were changes during the fiscal quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s complaint claims that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The plaintiff is seeking damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022 where the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was due on November 9, 2022.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). The complaint has been served and Surefield’s response to the complaint was filed on November 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022 and the updated risk factors described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. The risks and uncertainties described in our 2021 Form 10-K and below are not the only ones that may impact our operating and financial results. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, which could result in a decrease in the market price of our common stock.

The impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and supply of raw materials is uncertain, but may negatively impact our business, results of operations and financial condition.

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. We have suppliers in China and Taiwan. Our business, operations, and supply chain could be materially and adversely impacted by political, economic or other actions from China or Taiwan, or changes in China-Taiwan relations that impact their economies. Tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from mainland China, as well as other business restrictions. Tariffs increase the cost of our products and the components that go into making them. These increased costs can adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

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

The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can negatively adversely affect the Company’s business, results of operations and financial condition.

We have international operations with sales outside the U.S., and we have plans to expand internationally. In addition, our global supply chain is large and complex and the majority of our supplier facilities are located outside the U.S. As a result, our operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for our products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers and subscribers. These and other economic factors can negatively adversely affect our business, results of operations, financial condition and stock price.
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

MATTERPORT, INC.

Date: November 10, 2022	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)