Form 10-K
period 2022-12-31
Matterport, Inc./DE
filed 2023-02-28
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(650) 641-2241
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	MTTR	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock on June 30, 2022, as reported in the The Nasdaq Global Market System, was approximately $736.5 million. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares registrant’s common stock outstanding as of February 21, 2023 was 291,060,384.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 13, 2023, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “will,” or “would,” including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively;
•our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to maintain an effective system of internal controls over financial reporting;
•our ability to achieve and maintain profitability in the future;
•our ability to access sources of capital;
•our ability to maintain and enhance our products and brand, and to attract customers;
•our ability to manage, develop and refine our technology platform;
•the success of our strategic relationships with third parties;
•our history of losses and whether we will continue to incur continuing losses for the foreseeable future;
•our ability to protect and enforce our intellectual property rights;
•our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•our ability to attract and retain new subscribers;
•the size of the total addressable market for our products and services;
•the continued adoption of spatial data;
•any inability to complete acquisitions and integrate acquired businesses;
•any uncertainty relating to the timing or outcome of our Section 205 proceeding in the Delaware Court of Chancery;

•general economic uncertainty and the effect of general economic conditions in our industry;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•factors relating to our business, operations and financial performance, including: the impact of the ongoing COVID-19 public health emergency or other infectious diseases, health epidemics and pandemics;
•the volatility of the market price and liquidity of our Class A common stock, and other securities;
•the increasingly competitive environment in which we operate; and
•other factors detailed under the section entitled “Risk Factors” in this Annual Report on Form 10-K.
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
Risks Related to Our Business:
•If we fail to manage growth effectively, our business, operating results and financial condition would be adversely affected.
•If the assumptions, analyses or estimates used for our forecasts and projections prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.
•We have a history of losses and expect to incur significant expenses and continuing losses for the near term.
•Certain of our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•We currently face competition and expect to face significant competition in the future.
•If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely and cost effectively bring our products to market could be affected.
•The risks associated with international geopolitical conflicts on the global economy, energy supplies and supply of raw materials is uncertain, but may negatively impact our business, results of operations and financial condition.
•Our business may be negatively affected by domestic and global economic and credit conditions.
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
•We may need to raise additional funds to finance our operations which may not be available when needed.
•We expect to incur research and development costs in developing new products, which could significantly reduce our profitability and may never result in revenue.
•Global economic conditions and instability related to COVID-19 may adversely affect our business.
•We incur increased costs and administrative burden as a public company, and our management devotes substantial time to maintaining compliance.
•If we identify any material weaknesses in the future, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business.
•Climate change could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Litigation:
•We are currently involved in litigation with one of our stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
•A recent Delaware Court of Chancery ruling has caused uncertainty regarding shares issued by the Company under its new certificate of incorporation. The uncertainty could have a material adverse impact on the Company.
•We may from time to time be involved in other lawsuits and litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

Risks Related to Our Intellectual Property, Information Technology, Data Privacy, Data Security and Regulatory Issues:
•We cannot predict the duration or ultimate resolution of the investigation by the Division of Enforcement of the SEC, and cooperating with the request may require significant management time and resources, which could have an adverse effect on our business and financial position.
•Any technology failures causing a material disruption to operational technology or cyber-attacks on our systems could harm our reputation and/or could disrupt our operations and negatively impact our business.
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
•Changes to applicable U.S. tax laws or exposure to additional tax liabilities could affect our business.
•Our tax rates may fluctuate, tax obligations may become more complex and subject to greater risk of examination by taxing authorities, the impacts of which could adversely affect our after-tax profitability and financial results.
•Our ability to use our net operating loss carryforward and certain other tax attributes may be limited.
•Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.
•Provisions in the Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes and may discourage stockholders from bringing claims.
•Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
•The warrants are recorded at fair value with changes in fair value reported in our earnings, which could have an adverse effect on the market price of our common stock and/or an adverse effect on our financial results.
Risks Related to Our Common Stock:
•Our financial condition and results of operations are likely to fluctuate on a quarterly basis, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
•We do not intend to pay cash dividends for the foreseeable future.
General Risk Factors:
•Our quarterly operating results may fluctuate and could fall below the expectations due to seasonality.
•The market price and trading volume of our common stock may be volatile and could decline significantly.
•If securities or industry analysts do not publish reports about us or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.
•Future issuances of debt securities and equity securities may adversely affect us.
•We no longer qualify as an “emerging growth company” within the meaning of the Securities Act and are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. According to International Data Corporation, or IDC, over $6.8 trillion of direct investments will be made on digital transformation from 2020 to 2023, the global digital transformation spending is forecasted to reach $3.4 trillion in 2026 with a five-year compound annual growth rate (“CAGR”) of 16.3%, and digital twin investments are expected to have a five-year CAGR of 35.2%. With this secular shift, there is also growing demand for the built world to transition from physical to digital. Nevertheless, the vast majority of buildings and spaces remain offline and undigitized. The global building stock, estimated by Savills to be $327 trillion in total property value as of 2021, remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation.
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

Our spatial data platform and capture of digital twins deliver value across a diverse set of industries and use cases. Large retailers can manage thousands of store locations remotely, real estate agencies can provide virtual open houses for hundreds of properties and thousands of visitors at the same time, property developers can monitor the entirety of the construction process with greater detail and speed, and insurance companies can more precisely document and evaluate claims and underwriting assessments with efficiency and precision. Matterport delivers the critical digital experience, tools and information that matter to our subscribers about properties of virtually any size, shape, and location worldwide.
For nearly a decade, we have been growing our spatial data platform and expanding our capabilities in order to create the most detailed, accurate, and data-rich digital twins available. Moreover, our 3D reconstruction process is fully automated, allowing our solution to scale with equal precision to millions of buildings and spaces of any type, shape, and size in the world. The universal applicability of our service provides Matterport significant scale and reach across diverse verticals and any geography. As of December 31, 2022, our subscriber base had grown approximately 39% to over 701,000 subscribers from 503,000 subscribers as of December 31, 2021, with our digital twins reaching more than 170 countries. We have digitized more than 28 billion square feet of space across multiple industries, representing significant scale and growth over the rest of the market.

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
With a demonstrated track record of delivering value to our subscribers, our offerings include software subscription, data licensing, services and product hardware. As of December 31, 2022, our subscriber base included over 24% of Fortune 1000 companies, with less than 10% of our total revenue generated from our top 10 subscribers. We expect more than 80% of our revenue to come from our software subscription and data license solutions by 2025. Our innovative 3D capture products, the Pro2 and Pro3 Cameras, have played an integral part in shaping the 3D building and property visualization ecosystem. The Pro2 and Pro3 Cameras have driven adoption of our solutions and have generated the unique high-quality and scaled data set that has enabled Cortex, our proprietary AI software engine, to become the pioneering engine for digital twin creation. With this data advantage initially spurred by the Pro2 Camera, we have developed a capture device agnostic platform that scales and can generate new building and property insights for our subscribers across industries and geographies.
We have recently experienced rapid growth. Our subscribers have grown approximately 49-fold from December 31, 2018 to December 31, 2022. Our revenue increased by approximately 22% to $136.1 million for the year ended December 31, 2022, from approximately $111.2 million for the year ended December 31, 2021. Our gross profit decreased by $8.1 million or 14%, to $51.8 million for the year ended December 31, 2022, from $60.0 million for the year ended December 31, 2021, primarily attributable to certain disruptive and incremental costs due to the global supply chain constraints in fiscal year 2022. Our ability to retain and grow the subscription revenue generated by our existing subscribers is an important measure of the health of our business and our future growth prospects. We track our performance in this area by measuring our net dollar expansion rate from the same set of customers across comparable periods. Our net dollar expansion rate of 103% for the three months ended December 31, 2022 demonstrates the stickiness and growth potential of our platform.
Our Industry and Market Opportunity
Today, the vast majority of buildings and spaces remain undigitized. We estimate our current serviceable addressable market includes approximately 1.3 billion spaces worldwide, primarily from the real estate and travel and hospitality sectors. With approximately 9.2 million spaces under management as of December 31, 2022, we are continuing to penetrate the global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than 4 billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of our scaled 3D capture solution that we have developed for diverse industries and markets over the past decade.

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
•Driven by spatial data. We are a data-driven company. Each incremental capture of a space grows the richness and depth of our spatial data library. Spatial data represents the unique and idiosyncratic details that underlie and compose the buildings and spaces in the human- made environment. Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. We help our subscribers pinpoint the height, location and other characteristics of objects in their digital twin. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. For instance, property developers can assess the amount of natural heat and daylight coming from specific windows, retailers can ensure each store layout is up to the same level of code and brand requirements, and factories can insure machinery layouts meet specifications and location guidelines. With approximately 9.2 million spaces under management as of December 31, 2022, our spatial data library is the clearinghouse for information about the built world.
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
•Matterport Pro3 is our newest 3D camera that scans properties faster than earlier versions to help accelerate project completion. Pro3 provides the highest accuracy scans of both indoor and outdoor spaces and is designed for speed, fidelity, versatility and accuracy. Capturing 3D data up to 100 meters away at less than 20 seconds per sweep, Pro3’s ultra-fast, high-precision LiDAR sensor can run for hours and takes millions of measurements in any conditions.
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
•Smartphone Capture. Our capture apps are commercially available for both iOS and Android. Matterport’s smartphone capture solution has democratized 3D capture, making it easy and accessible for anyone to digitize buildings and spaces with a recent iPhone device since the initial introduction of Matterport for iPhone in May 2020. In April 2021, we announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. In February 2022, we launched Matterport Axis, a motorized mount that holds a smartphone and can be used with the Matterport Capture app to capture 3D digital twins of any physical space with increased speed, precision, and consistency.
Cortex and 3D Reconstruction (the Matterport Digital Twin)
With a spatial data library, as of December 31, 2022, of approximately 9.2 million spaces under management, representing approximately 28 billion captured square feet of space, we use our advanced ML and DL technologies to algorithmically transform the spatial data we capture into an accurate 3D digital reproduction of any physical space. This intelligent, automated 3D reconstruction is made possible by Cortex, our AI-powered software engine that includes a deep learning neural network that uses our spatial data library to understand how a building or space is divided into floors and rooms, where the doorways and openings are located, and what types of rooms are present, such that those forms are compiled and aligned with dimensional accuracy into a dynamic, photorealistic digital twin. Other components of Cortex include AI-powered computer vision technologies to identify and classify the contents inside a building or space, and object recognition technologies to identify and segment everything from furnishings and equipment to doors, windows, light fixtures, fire suppression sprinklers and fire escapes. Our highly scalable artificial intelligence platform enables our subscribers to tap into powerful, enhanced building data and insights at the click of a button.

The Science Behind the Matterport Digital Twin: Cortex AI Highlights
Matterport Runs on Cortex
Cortex is our AI-powered software engine that includes a precision deep learning neural network to create digital twins of any building or space. Developed using our proprietary spatial data captured with our Pro2 and Pro3 cameras, Cortex delivers a high degree of precision and accuracy while enabling 3D capture using everyday devices.
Generic neural networks struggle with 3D reconstruction of the real world. Matterport-optimized networks deliver more accurate and robust results. More than just raw training data, Matterport’s datasets allow us to develop new neural network architectures and evaluate them against user behavior and real-world data in millions of situations.
•Deep learning: Connecting and optimizing the detailed neural network data architecture of each space is key to creating robust, highly accurate 3D digital twins. Cortex evaluates and optimizes each 3D model against Matterport’s rich spatial data aggregated from millions of buildings and spaces and the human annotations of those data provided by tens of thousands of subscribers worldwide. Cortex’s evaluative abilities and its data-

driven optimization of 3D reconstruction yield consistent, high-precision results across a wide array of building configurations, spaces and environments.
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
Spatial Data and AI-Powered Insights
Every Matterport digital twin contains extensive information about a building, room or physical space. The data uses our AI-powered Cortex engine. In addition to the Matterport digital twin itself, our spatial data consists of precision building geometry and structural detail, building contents, fixtures and condition, along with high-definition imagery and photorealistic detail from many vantage points in a space. Cortex employs a technique we call deep spatial indexing. Deep spatial indexing uses artificial intelligence, computer vision and deep learning to identify and convey important details about each space, its structure and its contents with precision and fidelity. We have created a robust spatial data standard that enables Matterport subscribers to harness an interoperable digital system of record for any building.
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
Extensible Platform Ecosystem
Matterport offers the largest and most accurate library of spatial data in the world, with, as of December 31, 2022, approximately 9.2 million spaces under management and approximately 28 billion captured square feet. The versatility of our spatial data platform and extensive enterprise software development kit and application programming interfaces (“APIs”) has allowed us to develop a robust global ecosystem of channels and partners that extend the Matterport value proposition by geography and vertical market. We intend to continue to deploy a broad set of workflow integrations with our partners and their subscribers to promote an integrated Matterport solution across our target markets. We are also developing a third-party software marketplace to extend the power of our spatial data platform with easy-to-deploy and easy-to-access Matterport software add-ons. The marketplace enables developers to build new applications and spatial data mining tools, enhance the Matterport 3D experience, and create new productivity and property management tools that supplement our core offerings. These value-added capabilities created by third-party developers enable a scalable new revenue stream, with Matterport sharing the subscription and services revenue from each add-on that is deployed to subscribers through the online marketplace. The network effects of our platform ecosystem contributes to the growth of our business, and we believe that it will continue to bolster future growth by enhancing subscriber stickiness and user engagement.
Examples of Matterport add-ons and extensions include:
•Add-ons: Encircle (easy-to-use field documentation tools for faster claims processing); WP Matterport Shortcode (free Wordpress plugin that allows Matterport to be embedded quickly and easily with a Matterport shortcode), WP3D Models (WordPress + Matterport integration plugin); Rela (all-in-one marketing solution for listings); CAPTUR3D (all-in-one Content Management System that extends value to Matterport digital twins); Private

Model Emded (feature that allows enterprises to privately share digital twins with a large group of employees on the corporate network without requiring additional user licenses); Views (new workgroup collaboration framework to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams); and Guided Tours and Tags (tool to elevate the visitor experience by creating directed virtual tours of any commercial or residential space tailored to the interests of their visitors). We unveiled our private beta integration with Amazon Web Services (AWS) IoT TwinMaker to enable enterprise customers to seamlessly connect IoT data into visually immersive and dimensionally accurate Matterport digital twin.
•Services: Matterport ADA Compliant Digital Twin (solution to provide American Disability Act compliant digital twins) and Enterprise Cloud Software Platform (reimagined cloud software platform for the enterprise that creates, publishes, and manages digital twins of buildings and spaces of any size of shape, indoors or outdoors).
Our Competitive Strengths
We believe that we have a number of competitive strengths that will enable our market leadership to grow. Our competitive strengths include:
•Breadth and depth of the Matterport platform. Our core strength is our all-in-one spatial data platform with broad reach across diverse verticals and geographies such as capture to processing to industries without customization. With the ability to integrate seamlessly with various enterprise systems, our platform delivers value across the property lifecycle for diverse end markets, including real estate, AEC, travel and hospitality, repair and insurance, and industrial and facilities. As of December 31, 2022, our global reach extended to subscribers in more than 170 countries, including over 24% of Fortune 1000 companies.
•Market leadership and first-mover advantage. Matterport defined the category of digitizing and datafying the built world almost a decade ago, and we have become the global leader in the category. As of December 31, 2022, we had over 701,000 subscribers on our platform and approximately 9.2 million spaces under management. Our leadership is primarily driven by the fact that we were the first mover in digital twin creation. As a result of our first mover advantage, we have amassed a deep and rich library of spatial data that continues to compound and enhance our leadership position.
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
•Massive spatial data library as the raw material for valuable property insights. The scale of our spatial data library is a significant advantage in deriving insights for our subscribers. Our spatial data library serves as vital ground truth for Cortex, enabling Matterport to create powerful 3D digital twins using a wide range of camera technology, including low-cost digital and smartphone cameras. As of December 31, 2022, our data came from approximately 9.2 million spaces under management and approximately 28 billion captured square feet. As a result, we have taken property insights and analytics to new levels, benefiting subscribers across various industries. For example, facilities managers significantly reduce the time needed to create building layouts, leading to a significant decrease in the cost of site surveying and as-built modeling. AEC subscribers use the analytics of each as-built space to streamline documentation and collaborate with ease.
•Global reach and scale. We are focused on continuing to expand our AI-powered spatial data platform worldwide. We have a significant presence in North America, Europe and Asia, with leadership teams and a go-to-market infrastructure in each of these regions. We have offices in London, Singapore and several across the United States, and we are accelerating our international expansion. As of December 31, 2022, we had over 701,000 subscribers in more than 170 countries. We believe that the geography-agnostic nature of our spatial data platform is a significant advantage as we continue to grow internationally.
•Broad patent portfolio supporting 10 years of R&D and innovation. As of December 31, 2022, we had 54 issued and 37 pending patent applications. Our success is based on almost 10 years of focus on innovation. Innovation has been at the center of Matterport, and we will continue to prioritize our investments in R&D to further our market leading position.
•Superior capture technology. Matterport’s capture technology platform is a software framework that enables support for a wide variety of capture devices required to create a Matterport digital twin of a building or space.

This includes support for LiDAR cameras, 360 cameras, smartphones, Matterport Axis and the Matterport Pro2 and Pro3 cameras. The Pro2 camera was foundational to our spatial data advantage, and we have expanded that advantage with an array of Matterport-enabled third-party capture devices. In August 2022, we launched and began shipment of our Pro3 Camera along with major updates to our industry-leading digital twin cloud platform. The Matterport Pro3 Camera is an advanced 3D capture device, which includes faster boot time, swappable batteries, and a lighter design. The Pro3 camera can perform both indoors and outdoors and is designed for speed, fidelity, versatility and accuracy. Along with our Pro2 Camera, we expect that future sales of our Pro3 Camera will continue to drive increased adoption of our solutions. Matterport is democratizing the 3D capture experience, making high-fidelity and high-accuracy 3D digital twins readily available for any building type and any subscriber need in the property life cycle. While there are other 3D capture solution providers, very few can produce true, dimensionally accurate 3D results, and fewer still can automatically create a final product in photorealistic 3D, and at global scale. This expansive capture technology offering would not be possible without our rich spatial data library available to train the AI-powered Cortex engine to automatically generate accurate digital twins from photos captured with a smartphone or 360 camera.
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
•Expand internationally. The global building stock, with an estimated $327 trillion in total property value, remains largely undigitized today as we estimate that less than 0.1% is penetrated by digital transformation. With the vast majority of the world’s buildings outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As of December 31, 2022, we served subscribers in more than 170 countries, and we will seek to further penetrate these existing geographies in order to add their unique spatial data to our platform. This creates a powerful network effect that we believe will allow us to expand further into under-penetrated countries and unlock additional properties and spaces. With multiple sales attachment points and a global marketing effort, we believe that we can further penetrate enterprises and businesses worldwide through channel partnerships and direct sales.
•Invest in research and development. We will continue to invest in research and development to improve our Cortex AI-powered software engine, expand our solutions portfolio, and support seamless integration of our platform with third-party systems. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. We have a robust pipeline of new and expanding product releases. For example, in May 2020, we launched Matterport for iPhone, which gave every recent iPhone owner the ability to capture and collaborate on 3D spaces, and resulted in a significant number of new subscribers and new spaces under management. In April 2021, Matterport announced the official release of the Android Capture app, giving Android users the ability to quickly and easily capture buildings and spaces in immersive 3D. We see significant potential for future subscriber growth as we release more products and create additional upselling opportunities. We will also strengthen our AI and ML capabilities as we enlarge our spatial data library, enabling continuous improvement of the fidelity and accuracy of digital twins and enhancing the commercial value from data-driven analytics. In June 2021, Matterport announced a collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces for academic research and a partnership with Apex, a national provider of advanced store surveys, to enable retail brands across the U.S. and Canada to access, collect and evaluate building data and information. In August 2021, we announced a new integration with Xactimate that allows property professionals to order a TruePlan of a Matterport 3D model with a single click in Versik’s Xactimate solution. Also in August 2021, we launched Notes, an interactive collaboration and communication tool for its digital twins to unlock big productivity gains for teams. In October 2021, we launched Matterport for Mobile, making 3D capture freely available to more than one billion Android mobile device users worldwide. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In February 2022, we introduced Axis, a new hands-free motor mount for precision 3D capture for smartphones to enable a hands-free solution that produces reliable, high-fidelity results with just a click of a button. In April 2022, we made Matterport Axis available for purchase, enabling hands-free precision 3D capture for smartphones. In August 2022, we introduced major updates to our industry-leading digital twin cloud platform. Matterport has reimagined the cloud software platform that creates, publishes, and manages digital twins of buildings and spaces of any size or shape, indoors or outdoors. All of these new capabilities integrate seamlessly so customers can securely create immersive environments for their employees, customers and partners to collaborate and explore. We created a new workgroup collaboration framework called Views to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams such as: virtual inspections, remote training, space planning, personalized virtual tours, and so much more. We have also created new tools called Guided Tours and Tags to elevate the visitor experience that a business user can use to create directed virtual tours of any commercial or residential space tailored to the interest of their visitors, and guided virtual training courses for remote workers. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
•Expand partner integrations and third-party developer platform. We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in May 2020, we rolled out integration capability with Autodesk to help construction teams streamline documentation across workflows and collaborate virtually. In July 2021, by partnering with PTC, a computer software company, we offer a joint solution that gives customers a highly visual and interactive way to deliver digital content onto the environments capture by our platform. Going forward, we plan to develop additional strategic partnerships with leading software providers to enable more effective integrations and enlarge our marketplace of third-party applications. In November 2021, we launched a new plugin for Autodesk Revit customers, allowing them to upload a Matterport Scan-to-BIM file into Autodesk Revit and start creating and managing information on a construction or design project across its different stages. In December 2021, we extended the availability of the Matterport platform in AWS Marketplace so that AWS customers will be able to access Matterport’s digital twin technology with AWS add-ons that potentially increase the value of digitization. In June 2022, we partnered with CGS Partner to deliver virtual training solutions for front-line workers across the Fortune 500. The companies will combine the CGS TeamworkARTM platform with Matterport’s industry-leading digital twins to help customers train workers faster, increase productivity, and reduce costs by training workforces remotely using an exact digital replica of the work environment in immersive 3D. In July 2022, we partnered with Burns & McDonnell. With this relationship, Burns & McDonnell customers can use the Matterport Digital Twin Platform, including software services and hardware, to optimize construction expansion and maintenance projects. The collaboration equips businesses in the energy, utilities, and manufacturing industries with a continuous digital, visual documentation solution that improves operations, enhances collaboration, and increases safety in each project stage.
Our Subscribers
We primarily sell to enterprises, ranging from Fortune 100 companies to small- and medium-sized businesses. Our subscriber base is global and spans numerous categories, as we have expanded beyond the residential and commercial real estate verticals to AEC, travel and hospitality, repair and insurance, and industrial, facilities and retail. As of December 31, 2022, we served over 701,000 subscribers across these verticals, and we are building significant market share in each of them. We have long-standing relationships with many of the largest companies in these industries. The biggest companies in each of the verticals we serve represent billions of square feet of property that could become part of Matterport’s global spatial data library. We expect our global subscriber base to continue to grow rapidly as Matterport continues to establish itself as the digital standard of the built world and an integral component of managing a building’s lifecycle.
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
Our Go-to-Market Strategy
Matterport’s fundamental go-to-market model is built upon a subscription first, capture device agnostic approach. We have invested aggressively to unlock a scalable subscription flywheel for subscriber adoption with multiple on-ramps to Matterport and a variety of ways to expand subscriber engagement. We will continue to invest in these subscription first on-ramps and cross-sell opportunities to accelerate our growth. The key benefit to this approach is to offer our current and future subscribers a frictionless, cost effective way to start and then scale with Matterport. Our subscription plans are priced from free for a single space captured with a smartphone device to custom plans tailored to large scale enterprise subscriber needs.
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

Competition
We primarily compete with traditional methods of managing buildings and spaces, including 2D photography, paper-based building plans, labor-intensive computer-aided design drawings, and other static methods of visualizing and analyzing properties. We are leading a transformation from offline to an online, data-driven approach to interacting with buildings and spaces. Matterport is a fully automated end-to-end system that turns buildings into robust spatial data and digital twins. Our solution has been developed over the years to deliver consistent, precision results for any building or space. This universality differentiates Matterport from vendors that offer industry-specific and building-specific point solutions geared toward narrow parts of the market.
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
•Brand recognition. A trusted brand attracts and maintains subscribers. As of December 31, 2022, we served over 701,000 subscribers and we believe we are the clear market leader. We will continue to leverage our leading position and increasing brand awareness to grow our subscriber base and spaces under management. We believe we compete favorably with respect to these factors.
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
As of December 31, 2022, we had 54 issued and 37 pending patent applications and 50 issued trademarks and 25 pending trademark applications.
Employees and Human Capital Resources
Our employees are critical to our success. Our employees are guided by our mission to fundamentally improve the way people understand and interact with the physical world. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible. We proactively seek feedback and guidance from our employees (Matterpeeps), whom we see as our partners in building a strong culture. As of December 31, 2022, we had 590 full-time employees. We also engage consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.
Our human capital goals are based on maximizing employee value through talent acquisition, employee onboarding, talent management, total rewards, the employee experience and company culture, and internal communications. As a global company, we are committed to creating a diverse, multicultural workforce reflective of our users, customers and the communities where we live and work.
Key areas of focus with respect to human capital include:

Culture and Engagement. We believe it is important to listen to our employees and develop our people. We proactively seek feedback and guidance from our employees, whom we see as our partners in building a strong culture. Maintaining such culture in a remote environment remains a priority in our human capital management programs. The “Three Dimensions of Matterport” are foundational to our culture and our success:

•Be a Leader: Generate Energy, Create Clarity, Be Accountable
•Be Inclusive: Seek Different Perspectives, Foster an Open Dialog, Create a Sense of Belonging
•Be the Customer: Understand Them, Delight Them, Help Them Win

The “Three Dimensions” guide our human capital initiatives and objectives and provide the basis by which we collect feedback and assess the effectiveness of our culture. We also encourage our leadership group to check in with their teams to gather input on how best to improve retention, productivity, and engagement. We have invested substantial time and resources in building our team and our culture. Employee Resource Groups, a platform for courageous conversations, company wide recognition and celebrations of important cultural events, and an open forum to ask questions of leadership are all important aspects of our culture.

Diversity and Inclusion. We are committed to cultivating a diverse and inclusive workplace rooted in trust, fairness, empathy, respect, transparency and accountability. We focus on advancing diversity at all levels across the organization, including the representation of women and minorities in leadership positions and to track our efforts, we have built a diversity and inclusion dashboard, monitoring training and promotions. We provide diversity and inclusion training courses to all employees and aim to develop our existing talent through our talent development program for underrepresented groups entitled EMERGE (Elevating Matterpeeps’ Empowerment, Retention, Growth, and Excellence). Participants learn from internal and external thought leaders in robust sessions outlining the importance of mentorship, choosing the right allies, elevating your executive presence, demonstrating achievements effectively, and much more. To promote an inclusive workplace our six Employee Resource Groups hold robust discussions and build community through panels and other activities that are reflective of their various heritage months and holidays. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible.

Talent Development. We look to attract and retain the best talent to help Matterport deliver against our strategies. We prioritize career growth and leadership development because growing our talent and building our capabilities supports our retention efforts and helps us establish a strong foundation for long-term success. We firmly believe that employee engagement is an integral component of our success. To further develop and retain talent, we also have structured review cycles for employees and robust mentoring programs. We run quarterly performance check-ins to ensure employees have the opportunity to get actionable feedback from their managers. We maintain our ongoing training and development of our employees through programs such as our monthly internal training program, and offer employees the opportunity to utilize LinkedIn Learning and a full course catalog from our internal Learning & Development team.

Total Rewards and well-being. We are committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salary, bonuses or sales commissions, and equity. We generally offer full-time employees equity at the time of hire. In addition, we provide an Employee Stock Purchase Plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success; eligibility varies by country in which we operate. Our full-time employees are eligible to participate in our comprehensive benefits package including a holistic suite of well-health and welfare benefits for employees, retirement, charitable gift matching through MatterportCares, and various others. In addition, we provide flexible time off to our exempt employees. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. Our goal is to facilitate the attraction and retention of top talent while balancing the interests of our stakeholders.

We recognize the importance of supporting our employees’ overall wellness and generally refer to our “Benefits” as “Wellness”. We focus on employees Physical wellness, Emotional/mental wellness, and Financial wellness. We are committed to maintaining a positive, safe, healthy work environment for all our employees, and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.

Sustainability
While Matterport is in the early stages of our Environmental, Social, and Governance (“ESG”) journey, we have always been mindful of our responsibility to act in an environmentally and socially conscious manner and are committed to continuous improvement. We have engaged Nasdaq ESG Advisory to assess our current ESG policies and initiatives and those going back since 2021. We also conducted a survey of our key stakeholders, including our employees, to identify the key ESG priorities for Matterport. As part of our focus to deliver strong financial results in a way that respects our employees and the environments and communities in which we operate, we will consider these ESG stakeholder viewpoints when evaluating investment and operational decisions. Doing so can help our business have a positive impact on the planet, the people whose lives we touch, and our bottom line. To ensure we follow best practices, our reporting is aligned with the requirements of leading ESG frameworks, including the Sustainability Accounting Standards Board (SASB).
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
In the European Economic Area (“EEA”) and the UK, the General Data Protection Regulation (“GDPR”) and the UK GDPR are law instruments seeking to strengthen individuals’ fundamental rights and to facilitate business by clarifying rules for companies and public bodies by setting a high standard for the protection of personal data and by imposing a strict data protection compliance regime. The GDPR and the UK GDPR apply to the processing of personal data and the term ‘processing’ is defined broadly to include collection, recording, organization, structuring, storage, adaptation or alteration, retrieval, consultation, use, disclosure by transmission, transfer, dissemination or otherwise making available, alignment or combination, restriction, erasure or destruction of personal data. In addition, as regards transfers of personal data outside the EEA and/or the UK, a recent decision from the Court of Justice of the European Union and the related regulatory guidance may impact/limit our ability to conduct such transfers to the United States and other jurisdictions.
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
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. We make available on our website at www.matterport.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC. The contents of these websites are not incorporated into this filing. Further, references to website URLs are intended to be inactive textual references only.

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
We have experienced rapid growth in recent periods. For example, the number of our employees has grown from three employees as of December 31, 2011 to 590 employees as of December 31, 2022, and we expect to continue to experience rapid growth over the near term. The growth and expansion of our business continues to challenge our management, operations, financial infrastructure and corporate culture.
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

We incurred net losses of approximately $111.3 million, $338.1 million, and $14.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had accumulated deficits of approximately $579.4 million, $468.1 million, and $130.0 million as of December 31, 2022, 2021, and 2020, respectively. We believe we will continue to incur operating and net losses each quarter at least for the near term. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of spatial data and the use of our platform by commercial and individual consumers, which may not occur at the levels we currently anticipate or at all.
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
If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely and cost effectively bring our products to market could be affected.
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
Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Further, our suppliers are subject to local government restrictions as a result of the COVID-19 pandemic. Such restrictions may have a material adverse effect on our suppliers’ ability to manufacture and supply such components in a timely manner. Such disruptions could adversely affect our business if it is not able to meet customer demands. In addition, some of our suppliers are located in China. Our access to suppliers in China may be limited or impaired as a result of tariffs or other government restrictions in response to geopolitical factors. Additionally, global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. We have used alternative suppliers and alternative parts from time to time to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, new product launches or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.
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

The impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, and the Russian invasion of Ukraine, on the global economy, energy supplies and supply of raw materials is uncertain, but may negatively impact our business, results of operations and financial condition.

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. As we have suppliers in China and Taiwan, our business, operations, and supply chain could be materially and adversely impacted by political, economic or other actions from China or Taiwan, or changes in China-Taiwan relations that impact their economies. Tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from mainland China, as well as other business restrictions. Tariffs increase the cost of our products and the components that go into making them. These increased costs can adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. To the extent that increased political tensions between China and Taiwan or the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business, results of operations, and financial condition.

Our business may be negatively affected by domestic and global economic and credit conditions.

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
Our headquarters and largest facility is located in California, an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent extensive wildfires in California, Washington, Oregon and Colorado), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or inventory, or cause us to incur significant costs, any of which could harm our business, financial condition, and results of operations. Any insurance we maintain against such risks may not be adequate to cover losses in any particular case.
If we fail to retain current subscribers or add new subscribers, our business would be seriously harmed.
We had over 701,000 free and paid subscribers as of December 31, 2022. Our future revenue growth will depend in significant part on our ability to retain our existing customers and increase the number of our subscribers. Spatial data is an emerging market, and consumers may not adopt the use of spatial data or our platform on a widespread basis or on the timelines we anticipate. It is possible that our paid subscriber growth rate could decline over time if we achieve higher market penetration rates. If current and potential subscribers do not perceive our platform and products as useful, we may not be able to attract new subscribers or retain existing subscribers.
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
On January 5, 2022, we consummated the acquisition of 100% of the issued and outstanding equity interests in Enview, Inc., a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, for an aggregate purchase price of approximately 1.59 million shares of the Company’s Class A common stock, par value $0.0001 per share and $35.5 million in cash. In addition, we completed the acquisition of VHT, Inc., known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and agents digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture and marketing services. The completion of these acquisitions does not guarantee that we will ultimately strengthen our competitive position or achieve our goals or expected growth, and the Acquisition could be viewed negatively by our customers, analysts and investors, or experience unexpected competition from market participants. Any integration process may require significant time and resources. We may not be able to manage the process successfully and may experience a decline in our profitability as we incur expenses prior to fully realizing the benefits of the Acquisition. We could expend significant cash and incur acquisition related costs and other unanticipated liabilities associated with the Acquisition, the product or the technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services and potential intellectual property infringement. In addition, any acquired technology or product may not comply with legal or regulatory requirements and may expose us to regulatory risk and require us to make additional investments to make them compliant. Further, we may not be able to provide the same support service levels to the acquired technology or product that we generally offer with our other products.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new projects that achieve market acceptance. We plan to incur significant research and development costs (“R&D”) in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products. Our R&D expense was approximately $85.0 million and $55.4 million for the years ended December 31, 2022 and 2021, respectively, and is expected to grow substantially in the future. Our R&D efforts may not produce successful results, and any of our new products may not achieve market acceptance, create additional revenue or become profitable.
We operate in a new market, and global economic conditions and instability related to COVID-19 and otherwise may adversely affect our business.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, the prolonged COVID-19 pandemic, and global supply chain constraints. Such macroeconomic uncertainties may continue for an extended period and have adversely impacted, and may continue to adversely impact, many aspects of our business. Our business has been, and may continue to be, impacted by the COVID-19 pandemic and resulting economic consequences. In 2022, global supply chain disruptions resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices, all of which impacted our unit sales. Our business is impacted by both consumer and business spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer purchases of our products and services, which could impact our revenue growth and other business and operating results.

Additionally, we have modified our business practices as a result of COVID-19 and resulting concerns (including, but not limited to, shifting to a remote-first working environment and reducing employee travel). If significant portions of our workforce are unable to work effectively as a result of our modified practices, then our operations will be negatively impacted. Further, any resurgence in the COVID-19 pandemic or the emergence of future pandemics could limit the ability of our suppliers, vendors and business partners to perform or otherwise work effectively, including third-party suppliers’ ability to provide components and materials used in our capture devices or the services used through our platform. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of the COVID-19 pandemic’s global economic impact, including any recession that has occurred or may occur in the future. The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.

We incur increased costs and administrative burden as a result of operating as a public company, and our management devotes substantial time to maintaining compliance.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more now that we are no longer an emerging growth company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements, Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs may increase our net loss and comprehensive loss.

It may also be more expensive to obtain director and officer liability insurance. We cannot always predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs may require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Furthermore, if any issues in complying with the above requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

There is increasing focus from customers, consumers, employees, regulators, lenders and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies' ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.
We have previously identified material weaknesses in our internal controls over financial reporting. If management identifies new material weaknesses in the future or we otherwise fail to maintain effective internal controls over financial reporting, then we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.
As disclosed in Item 9A of this report, we have previously identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a material restatement of our financial statements, and could cause us to fail to meet our public reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Failure to implement and maintain effective internal control over financial reporting could also subject us to potential delisting from the stock exchange on which our securities are listed or to other regulatory investigations and civil or criminal sanctions.
As a public company, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal controls over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment must include disclosure of any material weaknesses identified by management in internal controls over financial reporting. As we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal controls over financial reporting on a quarterly basis. Failure to comply with these provisions of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

Climate change and related public focus from regulators and various stakeholders could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Climate changes, such as extreme weather conditions, decreased water availability and overall temperature shifts, may have physical impacts on operations. Such impacts are geographically specific, highly uncertain and may result in diminished availability of materials, indirect financial risks passed through our supply chain and adverse impacts on our financial performance and operations. These considerations may also result in international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions. Timing and scope of any regulations are uncertain and regulation could result in additional costs of compliance, increased energy, transportation and materials costs and other additional expenses to improve the efficiency of our products and operations.

Relatedly, the expectations of our customers, stockholders and employees have heightened in areas such as the environment, social matters and corporate governance. Increased public focus requires us to provide information on our approach to these issues, including certain climate-related matters such as mitigating greenhouse gas emissions, and continuously monitor related reporting standards. A failure to adequately meet stakeholder expectations may result in a loss of business, diminished ability to successfully market our products to new and existing customers, diluted market valuation or an inability to attract and retain key personnel.
Risks Related to Litigation
We are currently involved in litigation with one of our stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the

Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery.
A recent Delaware Court of Chancery ruling has caused uncertainty regarding shares issued by the Company under its New Certificate of Incorporation, resulting in the Company seeking validation in Delaware court of its New Certificate of Incorporation and the shares issued pursuant to it. If the Company is not successful in its request in Delaware, then the uncertainty could have a material adverse impact on the Company.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective.
A recent decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together.
The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the recent Court of Chancery decision, on February 16, 2023 the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On February 17, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the Petition to be heard. The hearing has been set for March 14, 2023 at 11:00 a.m. Eastern Time.
If the Company is not successful in the Section 205 proceeding, the uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on the Company, including on the Company’s ability to complete equity financing transactions or issue stock-based compensation to its employees, directors and officers until the underlying issues are definitively resolved. This uncertainty could impair the Company’s ability to execute its business plan, attract and retain employees, management and directors, and adversely affect its commercial relationships.
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
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, storage, retention, transmission, use, retention, security, transfer, storage, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.
Other states have enacted similar bills. For example, the Virginia Consumer Data Protection Act (the “VCDPA”) gives consumers rights similar to the CCPA and also requires covered businesses to implement security measures and conduct data protection assessments. In addition, the Colorado Privacy Act (the “COPA”) closely resembles the VCDPA. The VCDPA became effective January 1, 2023 and COPA will become effective later in 2023 and both are enforceable by their respective states’ Attorney General and/or district attorneys. We must comply with the VCDPA and COPA if our operations fall within the scope of these laws, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
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
For example, we are subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant transfers since September 27, 2021, and in the United Kingdom, the Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR, which are mandatory for relevant transfers from September 21, 2022. These recent developments mean we have to review and may need to change the legal mechanisms by which we transfer data outside of the European Union and United Kingdom, including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and could adversely affect our financial results.
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
In the event that our business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. law, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to:

•changes in tax laws or the regulatory environment;
•changes in accounting and tax standards or practices;
•changes in the composition of operating income by tax jurisdiction and pre-tax operating results of our business;
•changes in the valuation of our deferred tax assets and liabilities;
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
As of December 31, 2022, we had $289.7 million of U.S. federal and $162.0 million of state net operating loss carryforwards available to reduce future taxable income. Certain of these carryforwards may be carried forward indefinitely for U.S. federal tax purposes, while others are subject to expiration beginning in 2031. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. The federal and state net operating loss carryforwards and certain other attributes, such as research tax credits, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of U.S. state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” would occur if the percentage of our equity interests held by one or more of our “5-percent shareholders” (as such term is used in Section 382 of the Code) increased by more than 50 percentage points over the lowest percentage of our equity held by such 5-percent shareholders at any time during the relevant testing period (usually three years). Similar rules may apply under state tax laws. We have not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger (as defined herein) or other transactions. As of December 31, 2022, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
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

The warrants are recorded at fair value with changes in fair value reported in our earnings, which could have an adverse effect on the market price of our common stock and/or an adverse effect on our financial results.

Management evaluated the terms of the warrants issued, including the private placement warrants (“Private Placement Warrants”) and the publicly-traded warrants (“Public Warrants,” together with the Private Placement Warrants, the “Warrants”) in accordance with ASC 815, Derivatives and Hedging. There were only 1,707,886 Private Placement Warrants to purchase common stock remained outstanding as of December 31, 2022. We concluded that the Warrants are accounted for as a derivative liability and that derivative liability was recorded at fair value at their initial fair value on the date of issuance, and at the earlier of each balance sheet date, or the exercised or redemption date thereafter, as determined based upon a valuation report obtained from an independent third-party valuation firm. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For example, for the year ended December 31, 2022, we recognized non-cash losses on the change in fair value of approximately $27.0 million on the Warrants. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and/or our financial results.
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

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act and are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We previously qualified as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have previously not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates, we lost our emerging growth company status and became a “large accelerated filer” beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. As a result, our independent registered public accounting firm was required for the first time to provide the attestation report on our system of internal control over financial reporting in this Annual Report on Form 10-K and will be required to do so in subsequent Annual Reports. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Matterport’s corporate headquarters are located at 352 East Java Drive, Sunnyvale, California 94089, where we lease approximately 28,322 square feet of space. Our lease of this facility expires in the first quarter of 2025. We have additional leases in Chicago, Illinois and Rosemont, Illinois. We believe the existing facilities are in good operating condition and adequate to meet our needs for the immediate future. We may in the future procure additional space as we add employees and expand geographically.
Item 3. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A recent decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the recent Court of Chancery decision, on February 16, 2023 the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On February 17, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the Petition to be heard. The hearing has been set for March 14, 2023 at 11:00 a.m. Eastern Time at the Leonard L. Williams Justice Center, 500 North King Street, Wilmington, Delaware 19801.
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company has filed an opposition to the motion and is awaiting a ruling from the Court.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Current executive officers and key employees of the Company, their ages, current positions and business experience are as follows:

Name	Age	Position
Executive Officers
R.J. Pittman	53	Chief Executive Officer and Chairman
James D. Fay	49	Chief Financial Officer
Peter Presunka	65	Chief Accounting Officer
Jay Remley	52	Chief Revenue Officer
Japjit Tulsi	47	Chief Technology Officer
Matthew Zinn	58	Chief Legal Officer
Key Employees
Jean Barbagelata	62	Chief People Officer
David Gausebeck	46	Chief Scientist
Dave Lippman	48	Chief Design Officer

Executive Officers
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

Matthew Zinn. Mr. Zinn serves as Chief Legal Officer of Matterport. Mr. Zinn has served in this position since December 2022. Prior to his time as Chief Legal Officer of Matterport, Mr. Zinn served as General Counsel and Chief Legal Officer at 8x8, Inc. from 2018 through 2022. Prior to this role, Mr. Zinn was General Counsel and Secretary at Jaunt, Inc. Before joining Jaunt, Inc., Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer at TiVo, Inc. for over 16 years. Mr. Zinn holds a J.D. from George Washington University National Law Center and earned his B.A. in political science from the University of Vermont.

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
Holders of Record
As of February 21, 2023, there were approximately 291,060,384 shares of common stock outstanding with 203 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 21, 2023, there were approximately 8 private warrants to purchase common stock outstanding, with 1,707,886 holders of record, respectively.
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
Stock Performance Graph
The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.
The following graph compares the cumulative total stockholder return on our shares, the Russell 2000 Index, and the S&P Small Cap 600 Index. The graph assumes that $100 was invested in our MTTR shares, the Russell 2000 Index, and the S&P Small Cap 600 Index on February 2, 2021 and calculates the annual return through December 31, 2022. The stock price performance on the following graph is not necessary indicative of future stock price performance.

Company/Index	01/01/2021	12/31/2021	12/31/2022
Matterport, Inc.	$100	195	26
S&P Small Cap 600	$100	125	103
Russell 2000	$100	114	89
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s consolidated results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021, and 2020 and the accompanying notes, and other financial information included elsewhere within this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and other disclosures included in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 9.2 million spaces under management as of December 31, 2022, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 9.2 million spaces under management as of December 31, 2022, our spatial data library is the clearinghouse for information about the built world.
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

We were also impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products.

While we have made improvements to our supply chain in fiscal year 2022, we continue to work to mitigate the disruption we have experienced. If macroeconomic and geopolitical conditions and COVID-19 related factors do not improve or if they worsen, then our results of operations may be negatively impacted.

For additional information, Part I Item 1A "Risk Factors.”
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription

Table of Content
revenue accounted for approximately 54%, 55%, and 48% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. We began offering these solutions in 2020. License revenue accounted for less than 1% and approximately 4% and 4% of our total revenue for each of the years ended December 31, 2022, 2021, and 2020, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from year to year based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each year.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Since April 2022, we also have begun to offer capture devices and accessories manufactured by third parties and Matterport Axis, a cost-effective motor-mount for smartphones. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third-party capture devices will continue to drive increased adoption of our solutions. In August 2022, we launched and began shipment of our Pro3 Camera along with major updates to our industry-leading digital twin cloud platform. The Matterport Pro3 Camera is an advanced 3D capture device, which includes faster boot time, swappable batteries, and a lighter design. The Pro3 camera can perform both indoors and outdoors and is designed for speed, fidelity, versatility and accuracy. Along with our Pro2 Camera, we expect that future sales of our Pro3 Camera will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 26%, 29%, and 39% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
Services Revenue
Most of our customers are able to utilize the Pro2 Camera, Pro 3 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and enterprises digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 20%, 12%, and 9% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Table of Content
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were presented as those of Matterport in this report of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. See Note 1 and 3, in our consolidated financial statements included in this Annual Report on Form 10-K for additional detail about the Merger.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of December 31, 2022, we had approximately 9.2 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Year ended December 31,
	2022	2021	2020
Spaces under management	9.2	6.7	4.3

Table of Content
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the year ended December 31, 2022.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Year ended December 31,
	2022	2021	2020
Free subscribers	637	448	210
Paid subscribers	64	55	44
Total subscribers	701	503	254
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

	Three Months Ended December 31,
	2022	2021	2020
Net dollar expansion rate	103%	110%	112%

Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $327 trillion in total property value as of 2021, remains largely undigitized today, and we estimate that less

Table of Content
than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. The constraints created by the COVID-19 pandemic have only reinforced and accelerated the importance of the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of December 31, 2022, we had over 701,000 subscribers on our platform and approximately 9.2 million spaces under management, which we believe represents more than 100 times number of spaces under management by the rest of the market, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the VHT Acquisition completed in July 2022, we expect to be able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. As of December 31, 2022, 24% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers while increasing investments in direct sales and account-based marketing to enhance enterprise adoption of our solutions.
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

Table of Content
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
As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 103%, 110% and 112% for the three months ended December 31, 2022, 2021, and 2020, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the year ended December 31, 2022. On a combined basis, growth in enterprise customers was offset by lower expansion in our small and medium business customers, which grew more slowly in the quarter ended December 31, 2022 as the macro environment is further influencing this cohort to be more cautious in spending.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. As we continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In the second half of 2021, we expanded availability of our industry-leading Matterport Pro2 camera in the United Kingdom, France, Italy and Spain and introduced Matterport for Android, making 3D capture available to anyone with a compatible Android device in more than 170 countries around the world. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. We continued expansion of Capture Services™ On-Demand to 18 countries and 215 cities as of December 31, 2022. Subscribers outside the United States accounted for approximately 42% of our subscription revenues for year ended December 31, 2022. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
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

Table of Content
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
Subscription revenue—We provide our software as a service on our Matterport platform. Subscribers use our platform under different subscription levels based on the number of active spaces. We typically bill our subscribers monthly or annually in advance based on their subscription level and recognize revenue from subscriptions for our services over the term of the subscription.
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
Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro2 and Pro3 Camera, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the order and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro2 or Pro3 Camera owners to have a subscription when purchasing a Pro2 or Pro3 Camera. We will also repair Pro2 or Pro3 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
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

Table of Content
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

Table of Content
Transaction costs
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger.
Change in fair value of warrants liabilities
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of December 31, 2022, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the consolidated statements of operations for the fair value change for the outstanding private warrants liabilities going forward at the end of each reporting period or through the exercise of such warrants.
Change in fair value of contingent earn-out liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determined the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and is subject to remeasurement to fair value at each balance sheet date. Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events were met. On January 18, 2022, all Earn-out Triggering Events occurred. Upon the occurrence of the triggering events, the Company's common stock price represented the fair value of the Earn-out Awards and the Company reclassified the outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of Common Shares. There will be no incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability as all the Earn-out Shares were issued February 1, 2022.
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

Table of Content
RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022, which we specifically incorporated by reference herein.
Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2022	2021	Amount	%
Revenue:
Subscription	$73,789	$61,275	$12,514	20%
License	97	4,761	(4,664)	(98)%
Services	27,268	12,592	14,676	117%
Product	34,971	32,546	2,425	7%
Total revenue	136,125	111,174	24,951	22%
Costs of revenue:
Subscription	24,259	14,754	9,505	64%
License	—	—	—	—%
Services	18,992	10,046	8,946	89%
Product	41,028	26,403	14,625	55%
Total costs of revenue	84,279	51,203	33,076	65%
Gross profit	51,846	59,971	(8,125)	(14)%
Gross margin	38%	54%
Operating expenses:
Research and development	85,025	55,379	29,646	54%
Selling, general, and administrative	242,306	152,360	89,946	59%
Total operating expenses	327,331	207,739	119,592	58%
Loss from operations	(275,485)	(147,768)	(127,717)	86%
Other income (expense):
Interest income	6,280	1,811	4,469	247%
Interest expense	—	(676)	676	(100)%
Transaction costs	—	(565)	565	(100)%
Change in fair value of warrants liabilities	27,035	(48,370)	75,405	(156)%
Change in fair value of contingent earn-out liability	136,043	(140,454)	276,497	(197)%
Other expense, net	(3,969)	(2,255)	(1,714)	76%
Total other income (expense)	165,389	(190,509)	355,898	(187)%
Loss before provision (benefit) for income taxes	(110,096)	(338,277)	228,181	(67)%
Provision (benefit) for income taxes	1,243	(217)	1,460	(673)%
Net loss	$(111,339)	$(338,060)	$226,721	(67)%

Table of Content
Revenues
Total revenue increased by $25.0 million, or 22%, to $136.1 million for the year ended December 31, 2022, from $111.2 million for the year ended December 31, 2021. The increase in revenue is attributable to an increase in service, subscription, and product revenue, partially offset by a decrease in license revenue.

	Year Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$73,789	$61,275	$12,514	20%
License	97	4,761	(4,664)	(98)%
Services	27,268	12,592	14,676	117%
Product	34,971	32,546	2,425	7%
Total revenue	$136,125	$111,174	$24,951	22%
Subscription revenue increased by $12.5 million, or 20%, to $73.8 million for the year ended December 31, 2022, from $61.3 million for the year ended December 31, 2021, primarily due to higher volume of subscription plans from new and expansion of the subscription by existing subscribers. Of the $12.5 million increase, approximately $5.7 million was attributable to the higher volume of subscription plans from additional new subscribers during the year ended December 31, 2022 and approximately $6.8 million was attributable to additional sales to existing customers during that period.
License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue decreased by $4.7 million, or 98%, to $0.1 million for the year ended December 31, 2022 from $4.8 million for the year ended December 31, 2021 primarily due to not having substantial license transactions move to the revenue recognition phase.
Services revenue increased by $14.7 million, or 117%, to $27.3 million for the year ended December 31, 2022, from $12.6 million for the year ended December 31, 2021. The increase was primarily attributable to increased sales of capture services, including $7.4 million revenue from the acquisition of VHT, and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue increased by $2.4 million, or 7%, to $35.0 million for the year ended December 31, 2022, from $32.5 million for the year ended December 31, 2021. The increase was primarily due to the launch of the Pro3 Camera in the third quarter of fiscal year 2022 as well as substantial progress in our supply chain efforts for our Pro2 Camera to fulfill the previous backlog demand.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Year Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$24,259	$14,754	$9,505	64%
Cost of license revenue	—	—	—	—%
Cost of services revenue	18,992	10,046	8,946	89%
Cost of products revenue	41,028	26,403	14,625	55%
Total cost of revenue	$84,279	$51,203	$33,076	65%
Total cost of revenue increased by $33.1 million, or 65%, to $84.3 million for the year ended December 31, 2022, from $51.2 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in cost of products revenue, subscription services provided, and capture services sold.

Table of Content
Cost of subscription revenue increased by $9.5 million, or 64%, to $24.3 million for the year ended December 31, 2022, from $14.8 million for the year ended December 31, 2021. The increase was primarily attributable to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided. We incurred incremental one-time costs related to transitioning vendors to strengthen our platform making it easier to buy Matterport offerings in more languages and more currencies, and expanding our professional support services to subscribers by offering more hours or availability in more languages.
Cost of services revenue increased by $8.9 million, or 89%, to $19.0 million for the year ended December 31, 2022, from $10.0 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in volume and cost related to capture services sold, including the cost of VHT services.

Cost of products revenue increased by $14.6 million, or 55%, to $41.0 million for the year ended December 31, 2022, from $26.4 million for the year ended December 31, 2021. The increase was primarily attributable to increased costs related to expediting and securing materials to meet the demand for capture devices in the current supply chain environment, as well as increased overhead related to direct labor and manufacturing to support the capture devices sold. In addition, we recognized a loss of $5.0 million arising from excess inventory and firm, non-cancelable inventory purchase commitments in excess of anticipated demand of our Pro 2 camera during the year ended December 31, 2022.
Gross Profit and Gross Margin

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Gross profit	$51,846	$59,971
Gross margin	38%	54%
Gross profit decreased by $8.1 million, or 14%, to $51.8 million for the year ended December 31, 2022, from $60.0 million for the year ended December 31, 2021. The decrease was primarily due to the increased costs of product revenues related to expediting and securing materials to mitigate the supply chain challenges, the recognition of a $5.0 million loss arising from excess inventory and firm, non-cancelable inventory purchase commitments, and the decrease in license gross profit in line with the minimal license revenue transactions, partially offset by an increase of subscription and service revenues, which have higher gross margins compared to product revenues.
Gross margin decreased to 38% during the year ended December 31, 2022 from 54% during the year ended December 31, 2021. The decrease in gross margin was primarily driven by the decrease in product gross margins as a result of us using alternative suppliers and alternative parts from time to time to mitigate the challenges caused by supply chain shortages, the loss of $5.0 million arising from excess inventory and firm, non-cancelable inventory purchase commitments, and the minimal license revenue transactions.
Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$85,025	$55,379	$29,646	54%
Research and development expenses increased by $29.6 million, or 54%, to $85.0 million for the year ended December 31, 2022 from $55.4 million for the year ended December 31, 2021. The increase was primarily attributable to a $15.2 million increase in salary compensation expenses as a result of increased headcount, a $9.3 million increase in stock-based compensation, and a $3.7 million increase in professional and software services to support our continued investment into our platform and products.

Table of Content
Selling, General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$242,306	$152,360	$89,946	59%
Selling, general and administrative expenses increased by $89.9 million, or 59%, to $242.3 million for the year ended December 31, 2022, from $152.4 million for the year ended December 31, 2021. The increase was primarily attributable to a $37.7 million increase in personnel-related costs, including an $29.3 million increase in salary compensation expenses as a result of increased headcount, a $36.3 million increase in stock-based compensation, and a $6.8 million increase in marketing programs.
Interest Income

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Interest income	$6,280	$1,811
Interest income increased by $4.5 million, or 247%, to $6.3 million for the year ended December 31, 2022, from $1.81 million for the year ended December 31, 2021. The increase was primarily attributable to interest earned on our cash equivalents and investments during the year ended December 31, 2022.
Interest Expense

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Interest expense	$—	$(676)
Interest expense decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to repayment of our outstanding loans during the year ended December 31, 2021. As of December 31, 2022, we had no outstanding loans.
Transaction costs

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Transaction costs	$—	$(565)

For the year ended December 31, 2021, we expensed $0.6 million of transaction costs in relation to the consummation of the Merger.
Change in Fair Value of Warrants Liabilities

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Change in fair value of warrants liabilities	$27,035	$(48,370)

Table of Content
We recognized a change in fair value of warrants liabilities of $27.0 million for the year ended December 31, 2022 due to the decrease in the fair value of our outstanding Public and Private Warrants. As of December 31, 2022, there were 1.7 million Private Warrants outstanding. No Public Warrants remain outstanding as a result of the exercise or redemption activities of our Public Warrants.
Change in Fair Value of Contingent Earn-out Liability

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$136,043	$(140,454)
We recognized a change in fair value of contingent earn-out liability of $136.0 million for the year ended December 31, 2022, primarily due to the decrease in the fair value of the Company common stock. As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding eligible recipients on February 1, 2022.
Other (Expense) Income, Net

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Other expense, net	$(3,969)	$(2,255)
Other expense, net increased by $1.7 million, or 76%, to $4.0 million for the year ended December 31, 2022 from $2.3 million for the year ended December 31, 2021. The increase was primarily due to amortization of investment premium.
Provision for Income Taxes

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Provision for income taxes	$1,243	$(217)
For the year ended December 31, 2022 and 2021, our provision for income taxes reflects an effective tax rate of (1.1)% and 0.1%, respectively. Our effective tax rate for the year ended December 31, 2022, differs from the U.S. federal statutory tax rate of 21%, primarily due to the unfavorable tax impact associated with our earn-out and warrants liabilities, netted against the impact resulting from the losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates, and a tax benefit from stock-based compensation activities.
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

Table of Content
performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Year ended December 31,
	2022	2021	2020
GAAP loss from operations	$(275,485)	$(147,768)	$(11,562)
Add back: stock based compensation expense, net	152,788	100,844	2,505
Add back: acquisition-related costs	1,294	887	—
Add back: amortization expense of acquired intangible assets	1,411	—	—
Add back: payroll tax related to contingent earn-out share issuance	1,164	—	—
Non-GAAP loss from operations	$(118,828)	$(46,037)	$(9,057)
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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(118,562)	$(38,808)	$(3,597)
Less: purchases of property and equipment	1,730	810	30
Less: capitalized software and development costs	12,590	7,200	4,854
Free cash flow	$(132,882)	$(46,818)	$(8,481)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of December 31, 2022, we had cash, cash equivalents and investments of approximately $476.9 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$117,128	$139,519
Restricted cash	—	468
Investments	359,774	528,590
Total cash, cash equivalents, and investments	$476,902	$668,577
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share during the Exercise Period from December 15, 2021 to January 14, 2022, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares

Table of Content
issued upon the exercise of Public Warrants and Private Warrants by the holders with total proceeds of $27.8 million received during the year ended December 31, 2022.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. As a result, we may require additional capital resources to grow our business. Our future capital requirements will depend on many factors, including increase in our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and any continuing impact of the COVID-19 pandemic. Management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of December 31, 2022, our 12-month lease obligations (through December 31, 2023) totaled approximately $1.3 million, or approximately $2.9 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of December 31, 2022 totaled approximately $27.2 million and are mostly due throughout the year ending December 31, 2024.
Cash Flows
The following table set forth a summary of our cash flows for the year ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash provided by (used in):
Operating activities	(118,562)	(38,808)	(3,597)
Investing activities	95,177	(541,821)	(4,884)
Financing activities	277	668,449	50,462
Net Cash Used in Operating Activities
Net cash used in operating activities was $118.6 million for the year ended December 31, 2022. This amount primarily consisted of a net loss of $111.3 million, offset by non-cash charges of $8.8 million, and a change in net operating assets and liabilities of $16.1 million. The non-cash charges primarily consisted of $148.5 million of stock-based compensation expense, $13.3 million of depreciation and amortization expense, $5.0 million of inventory obsolescence, $2.9 million of amortization of investment premiums, net of accretion of discounts, and $1.2 million for the allowance for doubtful accounts, partially offset by $27.0 million of change in fair value of warrants liabilities, $136.0 million of change in fair value of contingent earn-out liability. Changes in net operating assets and liabilities primarily consisted of an increase in accounts receivable, inventories, prepaid expenses and other assets and a decrease in accounts payable, partially offset by an increase in deferred revenue and other liabilities.
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

Table of Content
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $95.2 million for the year ended December 31, 2022. This amount primarily consisted of maturities of marketable securities investments of $299.0 million, partially offset by investments in available-for-sale securities of $137.6 million, purchase consideration paid in cash (net of cash acquired) for business acquisitions of $51.9 million, capitalized software and development costs of $12.6 million, and purchases of property and equipment of $1.7 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for the year ended December 31, 2022. This amount primarily consisted of $27.8 million of proceeds from the exercise of warrants and $6.8 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $34.4 million payment of taxes related to the settlement of equity awards.
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
Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2022, we have met the conditions to be deemed a “large-accelerated filer” as of December 31, 2022 and are consequently no longer an emerging growth company as of that date and for purposes of filing this Annual Report on Form 10-K. We will no longer be able to avail ourselves of the extended transition period for compliance with new or revised accounting standards as of December 31, 2022.
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
Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We determine the amount of revenue to be recognized through the application of the following steps: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Table of Content
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
Refer to Note 16—Stock Plan, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our stock-based compensation plans.
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

Table of Content
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
Since December 2020, we have used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Matterport, assuming various outcomes. The common stock value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. We considered two different scenarios: (a) a transaction with a SPAC, (b) remaining a private company. Under the hybrid method, we used the OPM, the if-converted method, and the liquidation method to allocate the equity value of our business among the various classes of stock. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into shares of common stock based upon their conversion terms and differences in the rights and preferences of the share of redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
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

Table of Content
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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock options and restricted share units (RSUs) holders are entitled to receive an aggregate of 23,460,000 shares of the Company’s Class A common shares (“Earn-out Shares”) upon the Company achieving certain Earn-out triggering events during the Earn-out Period (as described in Note 15 of our consolidated financial statements included in this Annual Report Form 10-K).
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
Upon Closing, the estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 8 “Fair Value Measurement” and Note 15 “Contingent Earn-Out Liability” for additional information.
If the applicable triggering event is achieved for a tranche, the Company will account for the Earn-out Shares for such tranche as issued and outstanding common stock.

The Earn-out triggering events were achieved as of January 18, 2022, and all Earn-out Shares were issued to eligible recipients on February 1, 2022.

Table of Content
Inventory Valuation

We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical sales, and demand forecasts that consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and we recognize the write-down in the cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and the lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for our products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded. We also extend the assessment to non-cancelable purchase orders if the inventories are considered excess and record the liability that is reasonably possible to be incurred in accrued and other liabilities.

Loss Contingencies

We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods.

Intangibles and Other Long-Lived Assets
Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, assumptions regarding the estimated useful life of the acquired intangibles, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill
We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe impairment indicators exist. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes our evaluation of relevant events and circumstances affecting our single reporting unit, including macroeconomic, industry, and market conditions, our overall financial performance, and trends in the market price of our common stock. If qualitative factors indicate that it is more likely than not that our reporting unit’s fair value is less than its carrying amount, then we will perform the quantitative impairment test by comparing our reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess but limited to the total amount of goodwill. To date, the results of our qualitative assessment have indicated that the quantitative goodwill impairment test is not necessary.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in this Annual Form 10-K.

Table of Content
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Matterport is subject to market risk, primarily relating to potential losses arising from adverse changes in foreign currency exchange rates.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of December 31, 2022. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Table of Content
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	59
Consolidated Balance Sheets as of December 31, 2022 and 2021	61
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	62
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020	62
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	64
Notes to the Consolidated Financial Statements	65

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matterport, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Matterport, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded VHT, Inc. (VHT) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded VHT from our audit of internal control over financial reporting. VHT is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and

Table of Content
approximately 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Intangible Assets - Acquisitions of Enview, Inc. and VHT, Inc.
As described in Note 5 to the consolidated financial statements, during 2022, the Company completed the acquisitions of Enview, Inc. (Enview) and VHT, Inc. (VHT). The total purchase consideration for the Enview acquisition was $64.3 million, of which $5.4 million was allocated to developed technology based upon estimated fair value. The total preliminary purchase consideration for the VHT acquisition was $22.7 million, of which $6.9 million was allocated to customer relationships based upon estimated fair value. The fair value of the developed technology and customer relationships was estimated using the multi-period excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. Significant assumptions used by management in the discounted cash flow analysis for the developed technology were the revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, obsolescence technology factor, and discount rate. Significant assumptions used by management in the discounted cash flow analysis for the customer relationships were the revenue growth rate, customer attrition rate, EBITDA margins, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of certain intangible assets related to the acquisitions of Enview Inc. and VHT Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the developed technology in the Enview acquisition and customer relationships in the VHT acquisition; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, EBITDA margins, and obsolescence technology factor related to developed technology and the revenue growth rate, EBITDA margins, and customer attrition rate related to the customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of developed technology and customer relationships. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimates of the developed technology and customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of certain underlying data used by management; (v) and evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates, EBITDA margins, and obsolescence technology factor related to the developed technology and the revenue growth rate, EBITDA margins, and customer attrition rate related to the

Table of Content
customer relationships. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates and EBITDA margins related to the developed technology and the revenue growth rate, EBITDA margins, and customer attrition rate related to the customer relationships involved considering (i) the past performance of the acquired businesses, where applicable, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s multi-period excess earnings methods and the reasonableness of the customer attrition rate, and obsolescence technology factor significant assumptions.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
February 28, 2023

We have served as the Company's auditor since 2019.

Table of Content
MATTERPORT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$117,128	$139,519
Restricted cash	—	468
Short-term investments	355,815	264,931
Accounts receivable, net of allowance of $1,212 and $291, as of December 31, 2022 and December 31, 2021, respectively	20,844	10,879
Inventories	11,061	5,593
Prepaid expenses and other current assets	13,084	16,313
Total current assets	517,932	437,703
Property and equipment, net	30,559	14,118
Operating lease right-of-use assets	2,515	—
Long-term investments	3,959	263,659
Goodwill	69,593	—
Intangible assets, net	10,890	—
Other assets	4,947	3,696
Total assets	$640,395	$719,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,331	$12,227
Deferred revenue	16,731	11,074
Accrued expenses and other current liabilities	23,916	10,026
Total current liabilities	48,978	33,327
Warrants liability	803	38,974
Contingent earn-out liability	—	377,576
Deferred revenue, non-current	1,201	874
Other long-term liabilities	5,502	262
Total liabilities	56,484	451,013
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2022 and 2021, respectively; nil shares issued and outstanding as of December 31, 2022 and 2021; and liquidation preference of nil as of December 31, 2022 and 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of December 31, 2022 and 2021, respectively; and 290,541 shares and 250,173 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29	25
Additional paid-in capital	1,168,313	737,735
Accumulated other comprehensive loss	(5,034)	(1,539)
Accumulated deficit	(579,397)	(468,058)
Total stockholders’ equity	583,911	268,163
Total liabilities and stockholders’ equity	$640,395	$719,176
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$73,789	$61,275	$41,558
License	97	4,761	3,500
Services	27,268	12,592	7,702
Product	34,971	32,546	33,124
Total revenue	136,125	111,174	85,884
Costs of revenue:
Subscription	24,259	14,754	11,445
License	—	—	69
Services	18,992	10,046	6,131
Product	41,028	26,403	20,300
Total costs of revenue	84,279	51,203	37,945
Gross profit	51,846	59,971	47,939
Operating expenses:
Research and development	85,025	55,379	17,710
Selling, general, and administrative	242,306	152,360	41,791
Total operating expenses	327,331	207,739	59,501
Loss from operations	(275,485)	(147,768)	(11,562)
Other income (expense):
Interest income	6,280	1,811	19
Interest expense	—	(676)	(1,501)
Transaction costs	—	(565)	—
Change in fair value of warrants liabilities	27,035	(48,370)	—
Change in fair value of contingent earn-out liability	136,043	(140,454)	—
Other expense, net	(3,969)	(2,255)	(900)
Total other income (expense)	165,389	(190,509)	(2,382)
Loss before provision (benefit) for income taxes	(110,096)	(338,277)	(13,944)
Provision (benefit) for income taxes	1,243	(217)	77
Net loss	$(111,339)	$(338,060)	$(14,021)
Net loss per share, basic and diluted	$(0.39)	$(2.58)	$(0.43)
Weighted-average shares used in per share calculation, basic and diluted	283,585	131,278	32,841
The accompanying notes are an integral part of these consolidated financial statements

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(111,339)	$(338,060)	$(14,021)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	—	(187)	99
Unrealized loss on available-for-sale securities, net of tax	(3,495)	(1,487)	—
Other comprehensive income (loss)	$(3,495)	$(1,674)	$99
Comprehensive loss	$(114,834)	$(339,734)	$(13,922)
The accompanying notes are an integral part of these consolidated financial statements

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2019	98,542	$110,978	32,132	$3	$5,871	$36	$(115,539)	$(109,629)
Net loss	—	—	—	—	—		$(14,021)	$(14,021)
Other comprehensive income	—	—	—	—	—	$99	$—	$99
Conversion of convertible note to Series D redeemable convertible preferred stock	4,729	9,501	—	—	—	—	—	$—
Issuance of Series D redeemable convertible preferred stocks net of issuance costs	21,708	43,689	—	—	—	—	—	$—
Issuance of common stock upon exercise of stock options	—	—	7,293	1	1,538	—	—	$1,539
Issuance of common stock warrants net of issuance costs	—	—	—	—	55	—	—	$55
Settlement of vested stock options	—	—	—	—	(956)	—	—	$(956)
Repurchase and Retirement of common stock	—	—	(444)	—	—	—	$(438)	$(438)
Stock-based compensation	—	—	—	—	2,651	—	—	$2,651
Balance as of December 31, 2020	124,979	$164,168	38,981	$4	$9,159	$135	$(129,998)	$(120,700)
Net loss	—	—	—	—	—	—	(338,060)	(338,060)
Other comprehensive loss	—	—	—	—	—	(1,674)	—	(1,674)
Conversion of convertible note to Series D redeemable convertible preferred stock	(125,031)	(164,461)	126,461	13	164,448	—	—	164,461
Issuance of Series D redeemable convertible preferred stock to a customer	52	293	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,072	—	2,068	—	—	2,068
Issuance of common stock upon exercise of legacy Matterport common stock warrants	—	—	1,038	—	—	—	—	—
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	72,531	7	539,890	—	—	539,897
Issuance of common stock upon exercise of public and private warrants	—	—	7,090	1	155,055	—	—	155,056
Earn-out liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(237,122)	—	—	(237,122)
Stock-based compensation	—	—	—	—	104,237	—	—	104,237
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net loss	—	—	—	—	—	—	(111,339)	(111,339)
Other comprehensive loss	—	—	—	—	—	(3,495)	—	(3,495)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	15,525	2	(9,909)	—	—	(9,907)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	—	—	76	—	—	76
Issuance of common stock to a customer	—	—	132	—	738	—	—	738

Issuance of common stock upon exercise of public warrants	—	—	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	—	—	1,223	—	19,219	—	—	19,219
Issuance of earn-out shares upon triggering events, net of tax withholding	—	—	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	—	—	242,429	—	—	242,429
Stock-based compensation	—	—	—	—	162,604	—	—	162,604
Balance as of December 31, 2022	—	$—	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(111,339)	$(338,060)	$(14,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,297	5,824	4,778
Amortization of debt discount	—	135	223
Amortization of investment premiums, net of accretion of discounts	2,924	1,370	—
Investment impairment	1,093	—	—
Stock-based compensation, net of amounts capitalized	148,490	100,605	2,505
Change in fair value of warrants liabilities	(27,035)	48,370	—
Change in fair value of contingent earn-out liability	(136,043)	140,454	—
Deferred income taxes	51	(385)	—
Transaction costs	—	565	—
Loss on extinguishment of debt and convertible notes	—	210	955
Allowance for doubtful accounts	1,245	222	846
Loss of excess inventory and purchase obligation	5,007	—	—
Other	(195)	(102)	(4)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(9,609)	(7,170)	(3,264)
Inventories	(6,484)	(1,946)	(1,731)
Prepaid expenses and other assets	(1,991)	(7,751)	(1,109)
Accounts payable	(5,240)	8,812	616
Deferred revenue	5,985	7,602	2,524
Accrued expenses and other liabilities	1,282	2,437	4,085
Net cash used in operating activities	(118,562)	(38,808)	(3,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,730)	(810)	(30)
Capitalized software and development costs	(12,590)	(7,200)	(4,854)
Purchase of investments	(137,631)	(532,561)	—
Maturities of investments	299,002	—	—
Investment in privately held companies	—	(250)	—
Investment in convertible notes	—	(1,000)	—
Business acquisitions, net of cash acquired	(51,874)	—	—
Net cash provided by (used in) investing activities	95,177	(541,821)	(4,884)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization and PIPE financing, net	—	612,854	—
Payment of transaction costs related to reverse recapitalization	—	(10,013)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	43,689
Proceeds from sales of shares through employee equity incentive plans	6,781	2,068	1,538
Payments for taxes related to net settlement of equity awards	(34,424)	—	—
Proceeds from exercise of warrants	27,844	76,607	—
Proceeds from debt, net	—	—	6,221
Proceeds from convertible notes, net of issuance costs	—	—	8,457
Repayment of debt	—	(13,067)	(8,049)
Settlement of vested stock options	—	—	(956)
Repurchase of common stock	—	—	(438)
Other	76	—	—
Net cash provided by financing activities	277	668,449	50,462
Net change in cash, cash equivalents, and restricted cash	(23,108)	87,820	41,981
Effect of exchange rate changes on cash	249	(83)	117
Cash, cash equivalents, and restricted cash at beginning of year	139,987	52,250	10,152
Cash, cash equivalents, and restricted cash at end of period	$117,128	$139,987	$52,250

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$753	$1,071
Cash paid for taxes	$651	$80	$52
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$896	$237,122	$—
Reclassification of remaining contingent Earn-out liability upon triggering events	$242,429	$164,461	$—
Exchange of convertible notes for redeemable convertible preferred stock	$—	$—	$9,501
Common stock issued in connection with acquisition	$19,219	$—	$—
Unpaid cash consideration in connection with acquisition	$4,348	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc., together with its subsidiaries (“Matterport” or the “Company”) is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform comprising innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011. The Company is headquartered at Sunnyvale, California.

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of identified intangibles, goodwill impairment, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of common stock warrants, public and private warrants liability, and earn-out shares, loss contingencies, and the determination of stand-alone selling price (“SSP”) of various performance obligations. As of December 31, 2022, future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company’s subscribers and their spending habits, impact on the Company’s marketing efforts, and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted with certainty. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
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

No customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2022 and 2021. No customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2022, 2021, and 2020.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $0.8 million and $0.7 million as of December 31, 2022 and 2021, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
The Company had restricted cash of nil and $0.5 million as of December 31, 2022 and 2021. The restricted cash was cash deposits restricted under the 2021 Term Loan. Refer to Note 9. Debt for additional information.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable, to determine whether a specific allowance is appropriate. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and after factors that may affect the ability to collect from customers.

As of December 31, 2022 and 2021, the allowance for doubtful accounts was $1.2 million and $0.3 million, respectively.

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

The Company recorded a provision for excess and obsolete inventory of $1.0 million, nil, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company also recorded a liability of $4.0 million and nil respectively, as of December 31, 2022 and 2021, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability was included in accrued and other current liabilities on the consolidated balance sheets. Both provision for excess and obsolete and accrued loss on firm inventory purchase commitments were recorded in cost of product revenue in the consolidated statements of operations.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill
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
Intangible Assets and Other Long-Lived Assets
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
Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis.

The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company determines the classification of the investments in marketable debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities in an unrealized loss position are written down to its fair value with the corresponding change recorded in other income, net in the consolidated statements of operations, if it’s more likely than not that the Company will be required to sell the impaired security before recovery of its amortized costs basis, or have the intention to sell the security. If neither of these conditions are met, it is determined whether a credit loss exists by comparing the present value of the expected cash flows of the security with its amortized cost basis. An allowance for credit losses is recorded in other income, net in the consolidated statements of operations for an amount not to exceed the unrealized loss. Unrealized losses that are not credit-related are included in accumulated other comprehensive loss (“AOCI”) in stockholders’ equity.
The Company also has certain private equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations. Refer to Note 8. Fair Value Measurements for additional information.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Business Combination
Business acquisitions are accounted for using the acquisition method under Accounting Standards Codifications (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed is recorded based on their preliminary estimated fair values on the acquisition date. The initial valuations are derived from estimated fair value assessments and assumptions used by management. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations. No acquisitions closed during the years ended December 31, 2021 and 2020. The Company incurred $1.6 million and $0.9 million of acquisition-related costs for the years ended December 31, 2022 and 2021.
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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted stock unit (“RSU”) holders were entitled to receive an aggregate of approximately 23.5 million shares (“Earn-out Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 15 “Contingent Earn-Out Awards”).
In accordance with ASC 815-40, Earn-out Shares issuable to Legacy Matterport common stockholders in respect of such common stock are not solely indexed to the common stock and therefore are accounted for as contingent earn-out liability on the consolidated balance sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements of operations. If the applicable triggering event is achieved for a tranche, the Company will reclassify the outstanding earn-out liability to additional paid-in capital upon triggering event and account for the Earn-out Shares for such tranche as issued and outstanding common stock upon the share release.
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
The estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of shares of Class A common stock, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 8 “Fair Value Measurement” and Note 15 “Contingent Earn-Out Awards” for additional information.

All six Earn-out Triggering Events occurred as of January 18, 2022, which resulted in the Company issuing an aggregate of $21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations. Refer to Note 15 “Contingent Earn-out Awards” and Note 16 “Stock Plan” for additional information.

Comprehensive Loss and Foreign Currency Translation
The functional currency of Matterport, Inc. and its wholly owned subsidiaries in Singapore and Japan is the U.S. dollar. Prior to January 1, 2022, Matterport, Inc.’s United Kingdom (“U.K.”) subsidiary used the British Pound as its functional currency to maintain its books and records. Effective January 1, 2022, the Company considered the economic factors outlined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 830 — Foreign Currency Matters in the determination of the functional currency, and concluded that the predominance of factors supports the change in functional currency to the U.S. dollar for the U.K. subsidiary. The Company translates its monetary assets and liabilities for its subsidiaries with a functional currency other than the U.S. dollar by using the applicable exchange rate as of the consolidated balance sheet date, and the consolidated statements of comprehensive loss and consolidated statements of cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the consolidated financial statements are recorded as accumulated other comprehensive income or loss.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Nature of Revenue

The Company recognizes revenue from subscription, license, services and sale of products.

Subscription — Revenues comprise of fees that provide customer access to ordered subscription services. Customers have the ability to select from several levels of subscription to the Matterport platform (“Subscription Levels”). Each selected Subscription Level includes Subscription Level-specific features and Subscription Level-specific pricing for add-ons that are available to the user at any time during the subscription term.

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

Services — The Company provides capture services of spatial data and other add-on services to existing subscription customers. Capture services and other add-on services are typically invoiced in advance or in arrears on a monthly basis as services are provided. The Company recognizes revenue as the services are delivered.

Product — The Company provides 3D capture cameras and third-party capture devices to customers. Cameras are invoiced upon shipment or at the point of sale. The portion of the transaction price allocated to the camera is recognized upon control transferring to the customer. Revenue from sales to end users is recognized upon shipment, net of estimates of returns, as these buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized. Estimates of returns are made at contract inception and updated each reporting period. Revenue from sales to value-added resellers is recognized upon shipment and resellers do not have rights of return.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the Company’s promise to transfer the associated products, rather than as a separate performance obligation. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net product sales, and classifies such costs as a component of cost of products.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Commission, Net

Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs require capitalization under ASC 340-40, Other Assets and Deferred Costs — Contracts and Customers, and amortization over the estimated period over which the benefit is expected to be received as direct sales commissions paid for subscription renewals are not commensurate with the amounts paid for initial contracts. The Company applies the practical expedient and expenses commissions when incurred if the amortization period is one year or less. The capitalized direct commission costs are included in other assets on the Company’s consolidated balance sheets and the amortization of these costs is included in selling, general, and administrative in the Company’s consolidated statements of operations. Deferred commission, net was $4.4 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.
Advertising Costs

Advertising costs are expensed as incurred and included in selling, general, and administrative in the consolidated statements of operations. Advertising expense was $17.3 million, $10.5 million, and $4.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company utilizes the asset and liability method for computing its income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. The Company’s management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting Pronouncements
The Company was provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as nonpublic business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below. Based on the closing price of our common stock and the market value of our common stock held by non-affiliates as of June 30, 2022, the Company has determined that we will no longer be an emerging growth company as of December 31, 2022. As a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.
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

Adoption of the standard resulted in the recognition of $3.6 million of ROU assets and $3.8 million of lease liabilities related to the Company's leases on its consolidated balance sheet on January 1, 2022. The difference of $0.2 million represented deferred rent for leases that existed as of the date of adoption, which decreased the opening balance of ROU assets. In addition, the prepaid rent balance as of the date of adoption increased the opening balance of ROU assets. The deferred rent and prepaid rent balances were derecognized as of the date of adoption and no adjustment was made to retained earnings. The adoption of the standard did not have a material impact on our consolidated statement of operations, comprehensive income (loss), changes in shareholders' equity or cash flows.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The Company adopted this standard on December 31, 2022, with an effective date of adoption of January 1, 2022, using a modified retrospective approach. Upon adoption, the Company updated its credit loss models to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including accounts receivable. The standard also requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04” or “Topic 350”), which removes Step 2 from the goodwill impairment test. The Company adopted this standard effective January 1, 2022, which has not had a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers, as if it had originated the contracts. This ASU is effective for public entities for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company expects to adopt ASU 2021-08 beginning January 1, 2023, and is currently assessing the impact the guidance will have on the Company’s consolidated financial statements.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
United States	$81,842	$67,544	$52,093
International	54,283	43,630	33,791
Total revenue	$136,125	$111,174	$85,884
No country other than the United States accounted for more than 10% of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
Over time revenue	$101,057	$73,867	$49,260
Point-in-time revenue	35,068	37,307	36,624
Total	$136,125	$111,174	$85,884

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances—The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The contract balances as of December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Accounts receivable, net	$19,037	$8,898
Unbilled accounts receivable	$1,807	$1,981
Deferred revenue	$17,932	$11,948
During fiscal years 2022, 2021, and 2020, the Company recognized revenue of $9.2 million, $4.5 million, and $2.2 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $47.0 million and $25.9 million at the end of fiscal years 2022 and 2021, respectively and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of fiscal year 2022 were $32.3 million and the remaining thereafter.

5. ACQUISITION
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

Customer relationships represent the fair value of future projected revenue that will be derived from sales to existing customers of VHT. The economic useful life was determined based on historical customer turnover rates and industry benchmarks.

The fair value of customer relationships was estimated using the multi-period excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. Significant assumptions used in the discounted cash flow analysis for direct customer relationships were the revenue growth rate, customer attrition rate, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate.

The valuation of assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date. Material changes are not expected.

The Company included VHT’s estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet beginning on the VHT Acquisition Date. The results of operations for VHT subsequent to the VHT Acquisition Date have been included in the Company’s consolidated statement of operations for the year ended

December 31, 2022. VHT contributed $7.4 million to total revenue and $1.3 million to the net loss in the consolidated statement of operations for the year ended December 31, 2022.

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

	Year Ended December 31,
	2022	2021
(in thousands, except per share data)
Total revenue	$146,573	$129,840
Net loss	$(110,625)	$(338,927)
Basic earnings per share	$(0.39)	$(2.58)
Diluted earnings per share	$(0.39)	$(2.58)
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

The Company has accounted for the Enview Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values at the Enview Acquisition Date. During the year ended December 31, 2022, the Company identified and recorded an insignificant measurement period adjustment to the preliminary value assigned to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Enview Acquisition Date, and the value of goodwill resulting from the measurement period adjustments in the year ended December 31, 2022 (in thousands):

Amount
Goodwill	$53,990
Identified intangible assets	5,400
Net assets acquired	4,934
Total	$64,324

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Enview technology with Matterport’s products and services. The goodwill is not deductible for income tax purposes.

The following table summarizes the estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Enview Acquisition Date (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$5,400	5 years

Developed technology relates to existing Enview technology of its artificial intelligence algorithms to identify natural and man-made features in geospatial data. The economic useful life was determined based on the technology cycle related to the developed technology of existing services, as well as the cash flows anticipated over the forecasted periods.

The fair value of developed technology was estimated using the multi-period excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. Significant assumptions used in the discounted cash flow analysis for the developed technology were the revenue growth rates, EBITDA margins, obsolescence technology factor, and discount rate.

Pro forma results of operations have not been presented because the effects of the Enview Acquisition were not material to the Company’s consolidated statements of operations.

6. GOODWILL AND INTANGIBLE ASSETS
The Company performed its annual impairment analysis of goodwill during the fourth quarter of fiscal year 2022 and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2022. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
Goodwill—The following table presents details of the Company’s goodwill during the year ended December 31, 2022 (in thousands):

Amount
Balance as of December 31, 2021	$—
Goodwill acquired	69,593
Balance as of December 31, 2022	$69,593
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of December 31, 2022 (in thousands). There were no intangibles as of December 31, 2021.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(1,065)	$4,335
Customer Relationships	6,900	(345)	6,555
Total	$12,300	$(1,410)	$10,890

The Company recognized amortization expense of $1.4 million, nil and nil, for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of December 31, 2022 (in thousands):

Amount
2023	$1,770
2024	1,770
2025	1,770
2026	1,770
2027	705
2028 and thereafter	3,105
Total future amortization expense	$10,890

7. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance—beginning of period	$(291)	$(799)	$(337)
Increase in reserves	(1,245)	(222)	(846)
Write-offs	324	730	384
Balance—end of period	$(1,212)	$(291)	$(799)
Inventories—Inventories as of December 31, 2022 and 2021, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Finished Goods	$2,112	$295
Work in process	3,477	2,043
Purchased parts and raw materials	5,472	3,255
Total inventories	$11,061	$5,593
Property and Equipment, Net—Property and equipment as of December 31, 2022 and 2021, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Machinery and equipment	$3,948	$2,324
Furniture and fixtures	355	355
Leasehold improvements	734	728
Capitalized software and development costs	55,662	28,964
Total property and equipment	60,699	32,371
Accumulated depreciation and amortization	(30,140)	(18,253)
Total property and equipment, net	$30,559	$14,118
Depreciation and amortization expenses of property and equipment were $11.9 million, $5.8 million and $4.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the years ended December 31, 2022, 2021, and 2020, was $26.7 million, $10.8 million and $5.0 million, respectively. These are recorded as part of property and equipment, net on the consolidated balance sheets. Amortization expense was $11.2 million, $5.5 million and $4.5 million for years ended December 31, 2022, 2021, and 2020, respectively, of which $10.2 million, $4.7 million and $3.9 million was recorded to costs of revenue related to subscription and $1.0 million, $0.8 million and $0.6 million to selling, general and administrative in the consolidated statements of operations, respectively.

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2022 and 2021, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Accrued compensation	$5,609	$2,754
Tax payable	1,669	1,063
ESPP Contribution	341	693
Current unpaid acquisition consideration	6,109	—
Short-term operating lease liabilities	1,267	—
Accrued loss on firm inventory purchase commitments	3,991	—
Other current liabilities	4,930	5,516
Total accrued expenses and other current liabilities	$23,916	$10,026
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

The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$51,557	$—	$—	$51,557
Total cash equivalents	$51,557	$—	$—	$51,557
Short-term investments:
U.S. government and agency securities	$181,714	$—	$—	$181,714
Non-U.S. government and agency securities	—	24,946	—	24,946
Corporate debt securities	—	114,113	—	114,113
Commercial paper	—	35,042	—	35,042
Total short-term investments	$181,714	$174,101	$—	$355,815
Long-term investments:
Corporate debt securities	$—	$3,959	$—	$3,959
Total long-term investments	$—	$3,959	$—	$3,959

Total assets measured at fair value	$233,271	$178,060	$—	$411,331

Financial Liabilities:
Private warrants liability	$—	$803	$—	$803
Total liabilities measured at fair value	$—	$803	$—	$803

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,142	$—	$—	$44,142
Total cash equivalents	$44,142	$—	$—	$44,142
Short-term investments:
Non-U.S. government and agency securities	—	24,317	—	24,317
Corporate debt securities	—	92,737	—	92,737
Commercial paper	—	147,877	—	147,877
Total short-term investments	$—	$264,931	$—	$264,931
Long-term investments:
U.S. government and agency securities	$185,075	$—	$—	$185,075
Corporate debt securities	—	78,584	—	78,584
Total long-term investments	$185,075	$78,584	$—	$263,659
Other assets:
Convertible notes receivable	$—	$—	$1,107	$1,107
Total other assets:	$—	$—	$1,107	$1,107

Total assets measured at fair value	$229,217	$343,515	$1,107	$573,839

Financial Liabilities:
Public warrants liability	$15,645	$—	$—	$15,645
Private warrants liability	—	23,329	—	23,329
Contingent earn-out liability	—		377,576	377,576
Total liabilities measured at fair value	$15,645	$23,329	$377,576	$416,550

Our Private Warrants transferred from Level 2 to Level 3 upon the ceasing of trading activity of our Public Warrants in an active market in January 2022, see Note 14. There was no other transfers during the year ended December 31, 2022. The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3 (in thousands):

Amount
Beginning balance	$—
Transfer of Private Warrants to Level 3	3,416
Change in fair value	(2,613)
Ending Balance as of December 31, 2022	$803

Available-for-sale Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,371	$—	$(3,657)	$181,714
Non-U.S. government and agency securities	24,989	—	(44)	24,945
Corporate debt securities	119,396	—	(1,324)	118,072
Commercial paper	35,052	—	(9)	35,043
Total available-for-sale investments	$364,808	$—	$(5,034)	$359,774

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$186,113	$—	$(1,038)	$185,075
Non-U.S. government and agency securities	24,385	—	(68)	24,317
Corporate debt securities	171,772	—	(451)	171,321
Commercial paper	147,914	—	(37)	147,877
Convertible notes receivable	1,000	107	—	1,107
Total available-for-sale investments	$531,184	$107	$(1,594)	$529,697
As of December 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $49.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $4.8 million, which were related to $291.0 million of available-for-sale debt securities. The gross unrealized losses on our available-for-sale debt securities as of December 31, 2021 were $1.6 million, which had been in a continuous unrealized loss position for less than 12 months.
Unrealized losses related to our available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended December 31, 2022 and 2021.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately-held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and matures in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. The convertible note became uncollectible due to the change of the privately-held company’s financial condition as of December 31, 2022. We recognized $1.1 million impairment loss in the year ended December 31, 2022, including the amortized-based cost of $1.0 million and the previously accrued interest of $0.1 million.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of December 31, 2022, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$360,812	$355,815
Due between one and three years	3,996	3,959
Total	$364,808	$359,774
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
For years ended December 31, 2022, 2021, and 2020, the Company recorded nil, $0.2 million, and $0.3 million of interest expenses under the 2019 Term Loan and the Line of Credit, respectively. The Company repaid $2.4 million and $0.6 million of principal outstanding under the 2019 Term Loan during the years ended December 31, 2021 and 2020, respectively. The 2015 Term Loan was fully repaid as of September 30, 2021.

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
In connection with the execution of the 2018 Agreement, an additional final payment of $0.5 million is due at the earlier of the maturity date and prepayment of the term loan. The Company accreted the final payment liability up to the redemption amount as part of the 2018 Agreement term loan balance and recognized interest expense over the term of the loan.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recorded nil, $0.3 million, and $0.8 million of interest expense, respectively. For the years ended December 31, 2021 and 2020, the Company repaid $5.6 million and $3.2 million of principal outstanding under the 2018 Agreement, respectively. As of December 31, 2020, there was $5.1 million of principal outstanding under the 2018 Agreement. The amount repaid in the year ended December 31, 2021 included a $0.5 million required final payment fee pursuant to the 2018 Agreement and $0.1 million prepayment fee as the Company fully repaid the 2018 Term Loan in July 2021. The Company recorded $0.1 million loss on the extinguishment for the year ended December 31, 2021.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recorded nil, $0.2 million, and $0.1 million of interest expense, respectively. The Company started repayment of principal in May 2021 and repaid $2.0 million of principal outstanding in year ended December 31, 2021. The Company fully repaid the 2020 Term Loan and recorded $0.1 million loss on the 2018 Term Loan extinguishment for year ended December 31, 2021. For the year ended December 31, 2020, the Company did not repay any principal outstanding under the 2020 Term Loan.
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

During the year ended December 31, 2022, the total operating lease costs was $2.1 million, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the year ended December 31, 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's consolidated statement of operations.

Rent expenses for the years ended December 31, 2021 and 2020, were $1.8 million and $2.5 million, respectively, prior to our adoption of the new lease guidance.

As of December 31, 2022, the weighted-average remaining lease term was 2.1 years and the weighted-average discount rate was 3.3%.

For the year ended December 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2022, as there were no new leases.

The following table presents maturities of operating lease liabilities as of December 31, 2022 (in thousands):

Amount
Fiscal years ending December 31,
2023	$1,339
2024	1,306
2025	207
Thereafter	—
Total operating lease payments	2,852
Less: imputed interest	(102)
Present value of operating lease liabilities	$2,750
Current portion of operating lease liabilities (1)	$1,267
Long-term operating lease liabilities (2)	$1,483

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

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services. As of December 31, 2022, the future purchase obligations are as follows (in thousands):

Purchase Obligations
2023	19,032
2024	8,204
Thereafter	—
Total	$27,236
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
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A recent decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the recent Court of Chancery decision, on February 16, 2023 the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On February 17, 2023, the Court of Chancery granted the motion to expedite and set a hearing date for the Petition to be heard. The hearing has been set for March 14, 2023 at 11:00 a.m. Eastern Time at the Leonard L. Williams Justice Center, 500 North King Street, Wilmington, Delaware 19801.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company has filed an opposition to the motion and is awaiting a ruling from the Court.

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

The Company monitors developments in these legal matters that could affect the any estimate if the Company had previously accrued. As of December 31, 2022, 2021 and 2020, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2022, there were no known events or circumstances that have resulted in a material indemnification liability.
11. CONVERTIBLE NOTES
The Company issued convertible notes between January 2020 and March 2020 to various investors amounting to $8.5 million (“2020 Notes”). The convertible notes carry an interest rate of 5.0% per annum. The notes matured in January 2022 and could not be prepaid without written consent. As per the terms of the convertible note agreement, if a qualified financing, defined as a transaction or series of transactions by which the Company sells redeemable convertible preferred stock for aggregate gross proceeds of at least $10.0 million, occurs prior to the payment of the notes, then the notes plus accrued and unpaid interest shall automatically convert into shares of redeemable convertible preferred stock at a price paid by the other purchasers of the redeemable convertible preferred stock sold in the qualified financing discounted by 10.0% if converted prior to January 2021, and on or after January 2021 by 15.0%. If no qualified financing occurs on or prior to the maturity date, then the outstanding principal amount of these convertible notes and all accrued and unpaid interest shall be converted into Series D redeemable convertible preferred stock at a conversion price of $2.0181 per share. During April and June 2020, the Company completed the Series D redeemable convertible preferred stock financing and subsequently issued 21,708,519 shares of Series D redeemable convertible preferred stock at $2.0181 per share for total cash proceeds of $43.8 million. Accordingly, as this meets the qualified financing requirement, all of the convertible notes, including unpaid accrued interest of $8.6 million converted into 4,728,975 shares of Series D redeemable convertible preferred stock at $1.8163 per share in April 2020. The combined aggregate amount of the proceeds from the Series D redeemable convertible preferred stock financing and the converted notes was $52.4 million.
The 2020 Notes contain an embedded derivative. The fair value of the derivative was recorded as a liability with an offsetting amount recorded as a debt discount, and the debt discount is recorded against the carrying amount of the related convertible notes outstanding. The amortization of the debt discount was recorded as interest expense. The embedded derivative liability was re-valued to the current fair value at the end of each reporting period using the income-based approach. Upon conversion, the embedded derivative liability was re-valued at the conversion, and then the related fair value amount was recorded to other (expense) income in the consolidated statements of operations as part of loss on debt extinguishment. The fair value of the embedded derivative upon issuance was $1.0 million and was adjusted to $0.9 million upon conversion in April 2020. Interest expense was accreted on the convertible notes between issuance and conversion. Interest expense on the convertible notes that are included in interest expense are nil, nil and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
12. REDEEMABLE CONVERTIBLE PREFERRED STOCK
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

13. STOCKHOLDERS’ EQUITY
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
The Company has retroactively adjusted the shares issued and outstanding prior to July 22, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. Immediately prior to the Closing, 232.7 million shares were authorized to issue at $0.001 par value. Immediately following the Closing, 670 million shares were authorized to issue at $0.0001 par value, including 640 million shares of common stock and 30 million shares of preferred stock. There were 242.0 million shares of common stock outstanding with a par value of $0.0001 upon the Closing. The holder of each share of common stock is entitled to one vote.
The Company had reserved shares of common stock for future issuance as of December 31, 2022 as follows (in thousands):

December 31, 2022
Public and private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs	70,593
Shares available for future grant under 2021 Employee Stock Purchase Plan	8,961
Shares available for future grant under 2021 Incentive Award Plan	272
Total shares of common stock reserved	81,534
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

Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(3,495)	(3,495)
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(187)	(1,487)	(1,674)
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)

14. PUBLIC AND PRIVATE WARRANTS
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
The Company filed a Registration Statement on Form S-1 on August 19, 2021 related to the issuance of an aggregate of up to 11,350,000 shares of Class A common stock issuable upon the exercise of the Warrants, which was declared effective by the SEC on August 26, 2021. On December 15, 2021, the Company announced to redeem all outstanding Matterport public warrants that remain outstanding at 5:00 p.m. New York City time on January 14, 2022 (the “Redemption Date”) for a redemption price of $0.01 per warrant. The Public Warrants could be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. Any Public Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date were voided and no longer exercisable, and the holders of those Public Warrants were entitled to receive only the redemption price of $0.01 per warrant.

On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock were issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received during the year ended December 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding as of December 31, 2022.
The following table summarizes the Public and Private Warrants activities during the years ended December 31, 2022 and 2021 (in thousands):

	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	6,900	4,450	11,350
Warrants Exercised	(4,348)	(2,742)	(7,090)
Outstanding as of December 31, 2021	2,552	1,708	4,260
Warrants Exercised	(1,993)	—	(1,993)
Warrants Redeemed	(559)	—	(559)
Outstanding as of December 31, 2022	—	1,708	1,708
The Public Warrants have been classified as Level 1 because there was adequate trading volume to provide a reliable indication of value from the Closing Date to the Redemption Date. The Private Warrants were classified as Level 2, from the Closing Date until the Redemption Date, because the Private Warrants had similar terms and were subject to substantially the same redemption features as the Public Warrants. The fair value of the Private Warrants was deemed to be substantially the same as the fair value of the Public Warrants. Both the Public Warrants and the Private Warrants were valued at $9.14 and $9.16 as of December 31, 2021, respectively.
As of the Redemption Date, both the Public Warrants and the Private Warrants were valued at $2.00 per unit. Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.47 as of December 31, 2022.
The following table provides the assumptions used to estimate the fair value of the Private Warrants:

December 31, 2022
Current stock price	$2.80
Strike price	$11.50
Expected term (in years)	3.56
Expected volatility	66.0%
Risk-free interest rate	4.2%
Expected dividend yield	—%

The Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of warrant liabilities (in thousands) during the years ended December 31, 2022 and 2021:

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at Closing of the Merger	$38,984	$25,143	$64,127
Change in fair value	29,431	18,939	48,370
Warrants Exercised	(45,086)	(28,437)	(73,523)
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(14,842)	$(27,035)
Warrants Exercised	(10,018)	—	$(10,018)
Warrants Redemption	(1,118)	—	$(1,118)
Fair value at December 31, 2022	$—	$803	$803
15. CONTINGENT EARN-OUT AWARDS
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
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out Triggering Events that determine the number of Earn-out Shares required. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are accounted as stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 16 “Stock Plan” for more information. The Company recognized $231.6 million contingent earn-out liability attributable to the Earn-out Shares to Matterport Legacy Stockholders upon the Closing on July 22, 2021.

On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Matterport Legacy Stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. See Note 16 “Stock Plan” for more information.
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
The following table sets forth a summary of the changes in the estimated fair value of the earn-out liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2020	$—
Contingent earn-out liability recognized upon the closing of the Merger	231,627
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	5,495
Change in fair value of earn-out liability	140,454
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at December 31, 2022	$—
16. STOCK PLAN
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
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of December 31, 2022, a total of 0.3 million shares remained available for future grant under the Company’s 2021 Plan.
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
Our 2021 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares per each purchase period, 12,000 per offering period, and $25,000 worth of stock for each calendar year.
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2022. As of December 31, 2022, a total of 9.0 million shares of our common stock remained available for sale under our 2021 ESPP. For the year ended December 31, 2022, there were 0.8 million shares of common stock purchased under the 2021 ESPP.

Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for year ended December 31, 2022, 2021 and 2020 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance - December 31, 2019	48,762	$0.50	8.1	$7,698
Granted	13,349	0.81
Expired or canceled	(5,612)	0.54
Exercised	(7,293)	0.21
Balance - December 31, 2020	49,206	$0.62	8.1	$245,565
Expired or canceled	(2,907)	0.69
Exercised	(4,072)	0.51
Balance - December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(1,490)	0.76
Exercised	(7,320)	0.52		$54.129
Balance - December 31, 2022	33,417	$0.65	6.1	$71,842
Options vested and exercisable - December 31, 2022	29,786	$0.63	5.9	$64,721
As of December 31, 2022, unrecognized stock-based compensation expense related to unvested options was $1.2 million, which is expected to be amortized over a weighted-average vesting period of 1.4 years.
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
RSU and PRSU Activities—The following table summarizes the time-based restricted stock unit (RSU) and performance-based restricted stock unit (PRSU) activity under the Company’s stock plans for the year ended December 31, 2022 and 2021 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2020	—	$—
Granted	27,036	17.47
Vested	(1,474)	17.31
Canceled or forfeited	(818)	10.54
Balance - December 31, 2021	24,744	$17.70
Granted	24,870	4.67
Vested	(7,216)	16.44
Canceled or forfeited	(5,222)	8.85
Balance - December 31, 2022	37,176	$10.47

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
As of December 31, 2022, unrecognized compensation costs related to unvested RSUs and PRSUs were $343.7 million and $4.2 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.8 years and 1.4 years, respectively, excluding additional stock-based compensation expense related to any future grants of stock-based awards.
Earn-out Award Activities
As discussed in Note 15 “Contingent Earn-Out Liability”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are expected to be accounted as stock-based compensation expense as they are subject both a market condition and a service condition to the eligible employees.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million of these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the year ended December 31, 2022, as both Triggering event condition satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter.
The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Merger Agreement during the years ended December 31, 2022 and 2021 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2020	—	$—
Granted	5,112	12.63
Forfeited	(412)	12.58
Balance - December 31, 2021	4,700	$12.64
Granted	13	20.13
Forfeited or Canceled	(61)	13.07
Vested and Canceled (1)	(1,966)	5.35
Vested and Released	(2,686)	7.31
Balance - December 31, 2022	—	$—
(1) Represents 2 million shares withheld for tax obligation upon issuances of the Earn-out Shares on February 1, 2022.
Employee Stock Options Valuation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach. No options were granted during the year ended December 31, 2022 and 2021. The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2020 were as follows:

Year Ended December 31,
2020
Expected term	5.5 – 6.1 years
Expected volatility	38.5 – 44.9%
Risk-free interest rate	0.3 – 1.5%
Expected dividend yield	0%

Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current stock price	$13.34 - $19.61	$13.93 – $27.86
Expected term	5.1 years	5.1 – 5.5 years
Expected volatility	67.0%	40.0% – 67.0%
Risk-free interest rate	1.3%	0.8% – 1.3%
Expected dividend yield	0%	0%
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected term	0.50 - 2.0 years	0.50 – 2.0 years
Expected volatility	40.5 - 48.0%	27.9 – 43.4%
Risk-free interest rate	1.6 - 4.7%	0.1 – 0.6%
Expected dividend yield	0%	0%
Grant-date fair value per share	$0.85 - $4.64	$7.59 – $14.36
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of December 31, 2022, unrecognized compensation cost related to the ESPP was $2.9 million, which is expected to be recognized over the remaining weighted-average service period of 1.4 years.
Stock-based Compensation— The Company recognizes stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes stock-based compensation expense for awards with performance conditions on a straight-line basis over the requisite service period for each separate vesting portion of the awards when it is probable that the performance condition will be achieved. The stock-based compensation expense of Earn-out Awards are recognized on a straight-line basis over the derived services period during which the market conditions are expected to be met. Forfeitures are accounted for in the period in which they occur.
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Costs of revenue	$5,406	$3,083	$135
Research and development	34,980	25,691	624
Selling, general, and administrative	108,104	71,831	1,746
Stock-based compensation, net of amounts capitalized	148,490	100,605	2,505
Capitalized stock-based compensation	14,114	3,632	146
Total stock-based compensation	$162,604	$104,237	$2,651

17. INCOME TAXES
The components of the net loss before income taxes, determined by jurisdiction, for the years ended December 31, 2022, 2021, and 2020, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(111,748)	$(339,094)	$(14,294)
Foreign	1,652	817	350
Loss before income taxes	$(110,096)	$(338,277)	$(13,944)
The provision for income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
State	$—	$22	$8
International	1,192	146	69
Total current tax expense	1,192	168	77
United States	(323)	—	—
International	374	(385)	—
Total deferred tax expense	51	(385)	—
Total tax expense	$1,243	$(217)	$77
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards.
The components of the deferred tax assets for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$71,405	$41,555
Research and development credits carryforward	10,382	6,858
Accruals	2,100	317
Other	1,343	348
Interest expense carryforward	315	562
Fixed assets	85	112
Stock-based compensation	13,880	10,580
Capitalized research and development costs	19,671	—
Total deferred tax assets	$119,181	$60,332
Less: valuation allowance	(109,471)	(56,344)
Deferred tax liabilities:
Intangibles	(8,051)	(3,214)
Deferred commissions	(1,046)	(389)
Right-of-use asset	(601)	—
Total deferred tax liabilities	(9,698)	(3,603)
Net deferred tax assets	$12	$385
For the year ended December 31, 2021, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2021 net operating loss and an increase in stock-based compensation. For the year ended December 31, 2022, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2022 net operating losses, stock-based compensation, and the capitalized research and development costs under Section 174.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Management considers projected future taxable income and tax planning strategies in making this assessment. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized. As of December 31, 2022, the Company has a valuation allowance for federal, state, and foreign deferred tax assets that the Company believes will, more likely than not, be unrealizable.

The table below presents the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2022 and 2021 (in thousands):

Description	Balance at beginning of period	Additions charges to costs and expenses	Write-offs and deductions	Balance at end of period
Valuation allowance for deferred tax assets
For the Year Ended December 31, 2022	56,344	53,127	—	109,471
For the Year Ended December 31, 2021	35,023	21,321	—	56,344
For the Year Ended December 31, 2020	31,081	3,942	—	35,023

Net operating loss and tax credit carryforwards as of December 31, 2022 were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (Post December 31, 2017)	$228,325	Do Not Expire
NOLs, federal (Pre January 1, 2018)	61,397	12/31/2031
NOLs, state	161,967	12/31/2032
Tax credits, federal	11,544	12/31/2032
Tax credits, state	$7,289	Do Not Expire
The effective tax rate of the Company’s provision for income taxes differed from the federal statutory rate as of December 31, 2022, 2021, and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income benefit rate	21.0%	21.0%	21.0%
State income tax rate	7.0	1.1	7.0
Change in valuation allowance	(48.3)	(6.3)	(28.3)
Research and development credits	1.7	0.3	2.9
Other	1.7	(4.2)	(0.8)
Convertible notes — nondeductible	—	—	(1.6)
Section 162(m) — executive compensation	(1.8)	—	—
Stock-based compensation	(12.5)	(0.2)	(0.9)
Change in fair value of contingent earn-out liability	25.9	(8.7)	—
Change in fair value of warrants liabilities	5.2	(3.0)	—
Foreign rate differential	(1.0)	0.1	—
Effective tax rate	(1.1)%	0.1%	(0.6)%
The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately, $289.7 million and $162.0 million, respectively, as of December 31, 2022. $61.4 million of federal NOLs will expire beginning in 2031, while $228.3 million generated after the Tax Cuts and Jobs Act (the “TCJA”), will have an indefinite life. The state NOLs will expire if unused in 2032.
The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition. The Company has not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger or other transactions. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations. As of December 31, 2022, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.

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
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits — beginning	$5,003	$3,662	$2,906
Gross Increases — prior-year unrecognized tax benefits	119	—	—
Gross Increases — current-year unrecognized tax benefits	2,411	1,341	756
Unrecognized tax benefits — ending	$7,533	$5,003	$3,662
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2022, 2021, and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions. Due to net operating loss carryforwards, all years since the inception of incorporation remain open for income tax authorities’ examination. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions.
18. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
Net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the years ended December 31, 2022, 2021, and 2020 (in thousands, except for per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator :
Net loss attributable to common stockholders, basic and diluted	$(111,339)	$(338,060)	$(14,021)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	283,585	131,278	32,841
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(2.58)	$(0.43)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of December 31,
	2022	2021	2020
Public and private warrants	1,708	4,260	—
Earn-out shares	—	23,460	—
Redeemable convertible preferred stock, all series	—	—	126,409
Warrants to purchase common stock	—	—	1,081
Common stock options outstanding	33,417	42,227	49,206
Unvested RSUs	37,176	24,744	—
ESPP Shares	2,015	706	—
Total potentially dilutive common stock equivalents	74,316	95,397	176,696

19. RELATED-PARTY TRANSACTIONS
From January 2020 to March 2020, Matterport issued convertible promissory notes in an aggregate principal amount of $8.5 million (“2020 Notes”) to investors, including (i) $400,000 aggregate principal amount to DCM VI, L.P., which was until January 1, 2023 an affiliate of Jason Krikorian, a member of the Matterport board of directors, (ii) $2.0 million aggregate principal amount to Lux Co-Invest Opportunities, L.P., an affiliate of Peter Hébert, a member of the Matterport board of directors, and (iii) $1,000,000 aggregate principal amount to QUALCOMM Ventures LLC, an affiliate of Carlos Kokron, a member of the Matterport board of directors. The 2020 Notes accrued interest at a rate of 5% per annum. Refer to Note 11. Convertible Notes.
20. EMPLOYEE BENEFITS PLANS
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
The Company contributes to a defined contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.4 million, $0.3 million and $0.2 million matching contributions to the U.K. pension plan for the year ended December 31, 2022, 2021, and 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in a company’s internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported on Form 10-K for the fiscal year ended December 31, 2021, and in our subsequent Form 10-Q reports for the periods ending March 31, June 30 and September 30, 2022, management identified material weaknesses in internal control over financial related to the following:
•We did not effectively design and maintain a controlled environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.
•We did not effectively design and maintain controls over the period-end financial reporting process, to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries, account reconciliations and accounting for significant, or unusual transactions. This material weakness resulted in material audit adjustments to debt and derivatives, and immaterial audit adjustments to property and equipment, prepaid expenses, depreciation expense and selling, general and administrative (“SG&A”) expenses in the consolidated financial statements for the years ended December 31, 2020, and immaterial misstatements to the consolidated financial statements for year ended December 31, 2021.
•We did not effectively design and maintain controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

During the year ended December 31, 2022, we completed implementation of measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including:

•To address the material weaknesses associated with insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, we have hired additional accounting and finance resources with public company experience. We hired a Chief Accounting Officer based in our corporate headquarters and additional finance and accounting personnel in various functions, in addition to utilizing third-party consultants and specialists. Each of these individuals has significant experience in technical accounting matters and internal controls commensurate with our public company reporting requirements. We have established an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements.
•To address the material weaknesses associated with the lack of effectively designing and maintaining controls over the period-end financial reporting process, we formalized roles and review responsibilities to align the team’s skills and experience, including consideration related to the segregation of duties. We completed our gap analysis of our processes supporting internal control over financial reporting to identify areas where new controls are needed and where existing controls need to be enhanced. Based on that analysis, we formalized our internal control framework. We established a comprehensive policy and procedure manual, to allow detection, prevention and resolution of potential control deficiencies. We have also conducted training on policies and procedures, standardizing business practices, effective communication, strategic thinking, leadership, and process improvement within various financial functional areas.
•To address the material weakness associated with IT general controls for information systems that are relevant to the preparation of our consolidated financial statements, we implemented our previously disclosed remediation plan that included:

•creating the Company’s IT compliance oversight function by hiring a new CIO who brings more than 20 years of experience in all aspects of IT vision, security, infrastructure, applications and SaaS, and expanding IT staff numbers to increase expertise and separation of duties;
•engaging third-party IT consulting firms to assist in designing and implementing IT general controls, including controls over program change management, program development approvals and testing, user access controls, the review and update of user access rights and privileges and appropriate segregation of duties, and computer operations controls and monitoring;
•developing a comprehensive IT strategy plan aligned with business objectives and enhanced risk assessment procedures and controls related to changes in IT systems;
•implementing comprehensive access control protocols for our enterprise resource planning environment to implement restrictions on user and privileged access to certain applications;
•developing a training program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
•implementing an IT management review and testing plan to monitor IT general controls with a specific focus on systems supporting our financial reporting processes; and
•establishing additional controls over the preparation and review of journal entries, and establishing additional controls to verify transactions are properly accounted for and disclosed in our financial statements.

Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls remediated the previously identified material weaknesses as of December 31, 2021. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies, processes and documentation requirements may deteriorate.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. The Company acquired Enview and VHT on January 5, 2022 and July 7, 2022, respectively. Management excluded VHT from its evaluation of the effectiveness of its internal control over financial reporting as of

December 31, 2022. VHT represents less than 1% of total assets and approximately 5% of total revenue included in the consolidated financial statements as of and for the year ended December 31, 2022.

Based on our assessment, which excluded an assessment of internal control over financial reporting for VHT, and using the criteria listed above, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report
1. Consolidated Financial Statements
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

3. Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249312	4.2	10/5/2020

4.2	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.3	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties.	8-K	001-39790	10.1	7/28/2021

10.2	Form of Indemnification Agreement.	8-K	001-39790	10.2	7/28/2021

10.3+	Matterport, Inc. 2021 Incentive Award Plan and related forms of awards agreements.	8-K	001-39790	10.3(a)	7/28/2021

10.4+	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(b)	7/28/2021

10.5+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(c)	7/28/2021

10.6†	Matterport, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39790	10.4	7/28/2021

10.7	Form of Individual Investor Subscription Agreement.	8-K	001-39790	10.1	2/8/2021

10.8	Form of Institutional Investor Subscription Agreement.	8-K	001-39790	10.2	2/8/2021

10.9	Offer Letter, dated November 20, 2018, by and between Matterport, Inc. and R.J. Pittman.	S-4	333-255050	10.6	4/6/2021

10.10	Offer Letter, dated July 28, 2017, by and between Matterport, Inc. and James D. Fay.	S-4	333-255050	10.7	4/6/2021

10.11	Offer Letter, dated January 16, 2020, by and between Matterport, Inc. and Japjit Tulsi.	S-4	333-255050	10.8	4/6/2021

10.12	Offer Letter, dated June 17, 2019, by and between Matterport, Inc. and Jay Remley.	10-K/A	001-39790	10.16	5/18/2022

10.13	Offer Letter, dated November 21, 2022, by and between Matterport, Inc. and Matt Zinn.					*

10.14+	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	8-K	001-39790	10.5	7/28/2021

10.15+	Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.10	4/6/2021

10.16+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.11	4/6/2021
10.17	Matterport, Inc. Executive Severance Plan	8-K	001-39790	10.1	12/15/2022

10.18	Matterport, Inc. Non-Employee Director Compensation Program	S-1	333-258936	10.15	3/18/2022

21.1	List of Subsidiaries.					*

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Matterport, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MATTERPORT, INC.

Date: February 28, 2023	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ R.J. Pittman		February 28, 2023
R.J. Pittman
Chief Financial Officer (Principal Financial Officer)
/s/ James D. Fay		February 28, 2023
James D. Fay
Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Presunka		February 28, 2023
Peter Presunka
Director
/s/ Michael B. Gustafson		February 28, 2023
Michael B. Gustafson
Director
/s/ Peter Hébert		February 28, 2023
Peter Hébert
Director
/s/ Jason Krikorian		February 28, 2023
Jason Krikorian
Director
/s/ Susan Repo		February 28, 2023
Susan Repo