Form 10-Q
period 2023-03-31
Matterport, Inc./DE
filed 2023-05-10
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 295,867,535 shares of Class A common stock outstanding as of May 2, 2023.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to maintain an effective system of internal controls over financial reporting; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; factors relating to our business, operations and financial performance, including: the impact of the ongoing COVID-19 public health emergency or other infectious diseases, health epidemics and pandemics; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, and subsequently filed Quarterly Reports on Form 10-Q.

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$144,315	$117,128
Short-term investments	311,884	355,815
Accounts receivable, net of allowance of $1,295 and $1,212, as of March 31, 2023 and December 31, 2022, respectively	21,817	20,844
Inventories	11,002	11,061
Prepaid expenses and other current assets	10,724	13,084
Total current assets	499,742	517,932
Property and equipment, net	31,701	30,559
Operating lease right-of-use assets	2,225	2,515
Long-term investments	—	3,959
Goodwill	69,593	69,593
Intangible assets, net	10,447	10,890
Other assets	5,825	4,947
Total assets	$619,533	$640,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,044	$8,331
Deferred revenue	18,284	16,731
Accrued expenses and other current liabilities	21,900	23,916
Total current liabilities	46,228	48,978
Warrants liability	581	803
Deferred revenue, non-current	1,489	1,201
Other long-term liabilities	1,155	5,502
Total liabilities	49,453	56,484
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; nil shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; and 295,700 shares and 290,541 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	1,206,100	1,168,313
Accumulated other comprehensive loss	(2,811)	(5,034)
Accumulated deficit	(633,239)	(579,397)
Total stockholders’ equity	570,080	583,911
Total liabilities and stockholders’ equity	$619,533	$640,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$19,847	$17,141
License	27	23
Services	8,704	3,973
Product	9,416	7,373
Total revenue	37,994	28,510
Costs of revenue:
Subscription	6,962	5,262
License	—	—
Services	6,244	2,983
Product	8,376	8,356
Total costs of revenue	21,582	16,601
Gross profit	16,412	11,909
Operating expenses:
Research and development	18,273	26,002
Selling, general, and administrative	54,933	70,849
Total operating expenses	73,206	96,851
Loss from operations	(56,794)	(84,942)
Other income (expense):
Interest income	1,471	1,295
Change in fair value of warrants liability	222	21,433
Change in fair value of contingent earn-out liability	—	136,043
Other income (expense), net	1,183	(1,321)
Total other income	2,876	157,450
Income (loss) before provision for income taxes	(53,918)	72,508
Provision for (benefit from) income taxes	(76)	604
Net income (loss)	$(53,842)	$71,904
Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$0.26
Diluted	$(0.18)	$0.23
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	293,074	275,199
Diluted	293,074	312,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	(53,842)	71,904
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	2,223	$(4,635)
Other comprehensive income (loss)	$2,223	$(4,635)
Comprehensive income (loss)	$(51,619)	$67,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	76	—	—	76
Issuance of common stock to a customer	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(53,842)	$71,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,391	2,463
Amortization of investment premiums, net of accretion of discounts	(681)	954
Stock-based compensation, net of amounts capitalized	31,074	55,277
Change in fair value of warrants liability	(222)	(21,433)
Change in fair value of contingent earn-out liability	—	(136,043)
Deferred income taxes	(184)	(227)
Allowance for doubtful accounts	289	191
Loss of excess inventory and purchase obligation	622	—
Other	(381)	45
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,261)	(3,988)
Inventories	(3,258)	427
Prepaid expenses and other assets	1,308	(1,571)
Accounts payable	(2,287)	659
Deferred revenue	1,841	2,610
Accrued expenses and other liabilities	2,193	3,254
Net cash used in operating activities	(20,398)	(25,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	(448)
Capitalized software and development costs	(2,567)	(3,596)
Purchase of investments	(57,577)	(30,378)
Maturities of investments	108,806	46,200
Business acquisitions, net of cash acquired	(1,676)	(30,020)
Net cash provided by (used in) investing activities	46,899	(18,242)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	686	2,191
Payments for taxes related to net settlement of equity awards	(329)	(33,337)
Proceeds from exercise of warrants	—	27,844
Other	—	76
Net cash provided by (used in) financing activities	357	(3,226)
Net change in cash, cash equivalents, and restricted cash	26,858	(46,946)
Effect of exchange rate changes on cash	329	(45)
Cash, cash equivalents, and restricted cash at beginning of year	117,128	139,987
Cash, cash equivalents, and restricted cash at end of period	$144,315	$92,996

Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$—	$896
Reclassification of remaining contingent Earn-out liability upon triggering events	$—	$242,430
Property, equipment and capitalized software and development costs included in accounts payable and accrued expenses and other liabilities	—	270
Common stock issued in connection with acquisition	$3,921	$19,118
Unpaid cash consideration in connection with acquisition	$2,434	$4,348
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
On July 22, 2021 (the “Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Merger Agreement, the “Merger”, “Closing”, or “Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC”. Upon the closing of the Merger, we changed our name to Matterport, Inc.
Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “Gores” refers to the Company prior to the Merger and “Legacy Matterport” refers to Matterport, Inc. prior to the Merger.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC, regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s 2022 Form 10-K for the fiscal year ended December 31, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of identified intangibles, goodwill impairment, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of warrants liability, and loss contingencies, and the determination of stand-alone selling price of various performance obligations. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
Management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other factors, including the current economic environment, which management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company adjusts such estimates and assumptions when dictated by facts and circumstances. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the condensed consolidated financial statements in future periods. Actual results may differ materially from those estimates.
Segment Information
The Company has a single operating segment and reportable segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 3 for information regarding the Company’s revenue by geography. Substantially all of the Company’s long-lived assets are located in the United States.
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
No customer accounted for more than 10% of the Company’s total accounts receivable at March 31, 2023 and December 31, 2022. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2023 and 2022.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers, as if it had originated the contracts. The Company adopted this standard effective January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.
3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$24,226	$16,237
International	13,768	12,273
Total revenue	$37,994	$28,510
No country other than the United States accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2023 and 2022, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
Over time revenue	$28,551	$21,114
Point-in-time revenue	9,443	7,396
Total	$37,994	$28,510
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The contract balances as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$19,965	$19,037
Unbilled accounts receivable	$1,852	$1,807
Deferred revenue	$19,773	$17,932
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $5.9 million and $4.4 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $49.7 million at the end of March 31, 2023 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of March 31, 2023 were $34.6 million, and the remaining thereafter.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. ACQUISITION

On January 5, 2022 (the “Enview Acquisition Date”), the Company completed the acquisition (the “Enview Acquisition”) of Enview, Inc. (“Enview”), a privately-held company engaged in the development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques. The total purchase consideration for the Enview Acquisition was $64.3 million, including an insignificant working capital adjustment finalized during the measurement period that reduced the purchase price for Enview. The total purchase consideration consisted of the following (in thousands):

Amount
Cash(1)	$36,897
Common stock (1.5 million shares)(2)	23,161
Unpaid Consideration (3)	4,266
Total	$64,324
(1) The Company paid $1.9 million and $35.0 million in cash consideration during the three months period ended March 31, 2023 and 2022, respectively.
(2) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share. The Company issued 0.3 million shares and 1.2 million shares during the three months period ended March 31, 2023 and 2022, respectively.
(3) The Company recorded a liability for unpaid cash of $2.4 million and stock consideration of $1.9 million that will be paid due to the passage of time on the second anniversary of the Enview Acquisition Date in accordance with the merger agreement. The liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The Company has accounted for the Enview Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on the fair values at the Enview Acquisition Date. The purchase price allocation includes adjustments for additional information that existed as of the Acquisition Date but at that time was unknown and became known during the measurement period of 12 months from the Acquisition Date. As of March 31, 2023, the Company has completed the purchase price allocation of the Enview Acquisition. The following table summarizes the allocation of purchase consideration on the Enview Acquisition Date, inclusive of measurement period adjustments (in thousands):

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pro forma results of operations have not been presented because the effects of the Enview Acquisition were not material to the Company’s condensed consolidated statements of operations.
Acquisition-related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.5 million of acquisition-related costs for the three months ended March 31, 2022. There were no acquisition-related costs incurred for the three months ended March 31, 2023.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of December 31, 2022 and March 31, 2023, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three months ended March 31, 2023 and 2022, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(1,335)	$4,065	$5,400	$(1,065)	$4,335
Customer relationships	6,900	(518)	6,382	6,900	(345)	6,555
Total	$12,300	$(1,853)	$10,447	$12,300	$(1,410)	$10,890
The Company recognized amortization expense of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of March 31, 2023 (in thousands):

Amount
Remaining 2023	$1,327
2024	1,770
2025	1,770
2026	1,770
2027	705
2028 and thereafter	3,105
Total future amortization expense	$10,447

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of March 31, 2023 and 2022 and the rollforward for three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance—beginning of period	$(1,212)	$(291)
Increase in reserves	(289)	(191)
Write-offs	206	—
Balance—end of period	$(1,295)	$(482)
Inventories—Inventories as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$731	$2,112
Work in process	4,628	3,477
Purchased parts and raw materials	5,643	5,472
Total inventories	$11,002	$11,061
Property and Equipment, Net—Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$4,035	$3,948
Furniture and fixtures	355	355
Leasehold improvements	734	734
Capitalized software and development costs	60,665	55,662
Total property and equipment	65,789	60,699
Accumulated depreciation and amortization	(34,088)	(30,140)
Total property and equipment, net	$31,701	$30,559
Depreciation and amortization expenses of property and equipment were $3.9 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended March 31, 2023 and 2022, was $5.0 million and $9.4 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $3.8 million and $2.1 million for three months ended March 31, 2023 and 2022, respectively, of which $3.5 million and $1.8 million was recorded to costs of revenue related to subscription and $0.3 million and $0.3 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$6,421	$5,609
Tax payable	1,412	1,669
ESPP contribution	1,122	341
Current unpaid acquisition consideration	4,266	6,109
Short-term operating lease liabilities	1,287	1,267
Accrued loss on firm inventory purchase commitments	1,296	3,991
Other current liabilities	6,096	4,930
Total accrued expenses and other current liabilities	$21,900	$23,916
7. FAIR VALUE MEASUREMENTS
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$71,343	$—	$—	$71,343
Total cash equivalents	$71,343	$—	$—	$71,343
Short-term investments:
U.S. government and agency securities	$153,490	$—	$—	$153,490
Non-U.S. government and agency securities	—	19,208	—	19,208
Corporate debt securities	—	95,927	—	95,927
Commercial paper	—	43,259	—	43,259
Total short-term investments	$153,490	$158,394	$—	$311,884

Total assets measured at fair value	$224,833	$158,394	$—	$383,227

Financial Liabilities:
Private warrants liability	$—	$—	$581	$581
Total liabilities measured at fair value	$—	$—	$581	$581

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$51,557	$—	$—	$51,557
Total cash equivalents	$51,557	$—	$—	$51,557
Short-term investments:
U.S. government and agency securities	$181,714	$—	$—	$181,714
Non-U.S. government and agency securities	—	24,946	—	24,946
Corporate debt securities	—	114,113	—	114,113
Commercial paper	—	35,042	—	35,042
Total short-term investments	$181,714	$174,101	$—	$355,815
Long-term investments:
Corporate debt securities	$—	$3,959	$—	$3,959
Total long-term investments	$—	$3,959	$—	$3,959

Total assets measured at fair value	$233,271	$178,060	$—	$411,331

Financial Liabilities:
Private warrants liability	$—	$—	$803	$803
Total liabilities measured at fair value	$—	$—	$803	$803

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$155,185	$—	$(1,695)	$153,490
Non-U.S. government and agency securities	19,311	—	(103)	19,208
Corporate debt securities	96,863	—	(936)	95,927
Commercial paper	43,284	—	(25)	43,259
Total available-for-sale investments	$314,643	$—	$(2,759)	$311,884

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,371	$—	$(3,657)	$181,714
Non-U.S. government and agency securities	24,989	—	(44)	24,945
Corporate debt securities	119,396	—	(1,324)	118,072
Commercial paper	35,052	—	(9)	35,043
Total available-for-sale investments	$364,808	$—	$(5,034)	$359,774
As of March 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.4 million, which were related to $112.5 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $2.4 million, which were related to $199.4 million of available-for-sale debt securities. As of December 31, 2022, the gross unrealized losses

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $49.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $4.8 million, which were related to $291.0 million of available-for-sale debt securities.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended March 31, 2023 and 2022.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of March 31, 2023, by contractual years-to-maturity (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$314,643	$311,884
Total	$314,643	$311,884
8. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which include agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of March 31, 2023, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2023	$14,528
2024	7,667
2025	100
Thereafter	—
Total	$22,295
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the recent Court of Chancery decision, on February 16, 2023 the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation.
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
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of March 31, 2023 and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.
9. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of March 31, 2023 as follows (in thousands):

March 31, 2023
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	73,302
Shares available for future grant under 2021 Employee Stock Purchase Plan	11,867
Shares available for future grant under 2021 Incentive Award Plan	5,956
Total shares of common stock reserved	92,833
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive losses by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	2,223	2,223
Balance at March 31, 2023	$(52)	$(2,759)	$(2,811)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(4,635)	(4,635)
Balance at March 31, 2022	$(52)	$(6,122)	$(6,174)
10. PUBLIC AND PRIVATE WARRANTS
Prior to the Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing.
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$27.8 million received during the three months ended March 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption. A total of 1.7 million Private Warrants remained outstanding as of March 31, 2023 and December 31, 2022. No Private Warrants have been exercised during the three months ended March 31, 2023.
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
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.34 per unit as of March 31, 2023.
The following table provides the assumptions used to estimate the fair value of the Private Warrants during the three months ended March 31, 2023:

March 31, 2023
Current stock price	$2.73
Strike price	$11.50
Expected term (in years)	3.31
Expected volatility	63.0%
Risk-free interest rate	3.8%
Expected dividend yield	—%
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liabilitiy as of March 31, 2023 (in thousands):

Total Warrants Liability
Fair value at December 31, 2022	$803
Change in fair value	(222)
Fair value at March 31, 2023	$581
11. CONTINGENT EARN-OUT AWARDS
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Legacy Matterport stockholders was accounted for as a liability because the Earn-out Triggering Events that determine the number of Earn-out Shares required to be issued include events that are not solely indexed to the Common Stock of Matterport, Inc. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options are accounted for as a stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 12 “Stock Plan” for more information. The Company recognized $231.6 million of contingent earn-out liability attributable to the Earn-out Shares to Matterport legacy Stockholders upon the Closing on July 22, 2021.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Matterport legacy Stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued an aggregate of 21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations during the three months ended March 31, 2022.
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
12. STOCK PLAN
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated the 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of March 31, 2023, a total of 6.0 million shares remained available for future grant under the Company’s 2021 Plan.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and will end on May 31, 2023. As of March 31, 2023, a total of 11.9 million shares of our common stock remained available for sale under our 2021 ESPP. For the three months ended March 31, 2023, there were no shares of common stock purchased under the 2021 ESPP.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for three months ended March 31, 2023 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	33,417	$0.65	6.1	$71,842
Expired or canceled	(9)	0.76
Exercised	(1,380)	0.50		$3,182
Balance—March 31, 2023	32,028	$0.66	5.9	$66,402
Options vested and exercisable—March 31, 2023	29,234	$0.64	5.8	$61,176
As of March 31, 2023, unrecognized stock-based compensation expense related to unvested options was $0.9 million, which is expected to be amortized over a weighted-average vesting period of 1.2 years.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the three months ended March 31, 2023 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2022	37,176	$10.47
Granted	8,217	2.93
Vested	(3,519)	10.81
Canceled or forfeited	(600)	5.45
Balance—March 31, 2023	41,274	$9.01

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

As of March 31, 2023, unrecognized compensation costs related to unvested RSUs and PRSUs were $333.2 million and $3.1 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.6 years and 1.3 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
Earn-out Award Activities
As discussed in Note 11 “Contingent Earn-Out Awards”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are expected to be accounted as stock-based compensation expense as they are subject both a market condition and a service condition to the eligible employees.
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
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our 2021 ESPP:

Three Months Ended March 31,
	2023	2022
Expected term	0.5 – 2.0 years	0.5 – 2.0 years
Expected volatility	35.2 – 48.0%	27.9 – 43.4%
Risk-free interest rate	0.4 – 4.7%	0.1 – 0.6%
Expected dividend yield	—%	—%
Grant-date fair value per share	$0.85 – $14.36	$7.59 – $14.36

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of March 31, 2023, unrecognized compensation cost related to the 2021 ESPP was $1.9 million, which is expected to be recognized over the remaining weighted-average service period of 1.3 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Costs of revenue	$844	$1,809
Research and development	7,565	12,943
Selling, general, and administrative	22,665	40,525
Stock-based compensation, net of amounts capitalized	31,074	55,277
Capitalized stock-based compensation	2,436	5,820
Total stock-based compensation	$33,510	$61,097
13. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax benefits for the three months ended March 31, 2023 and the tax expense for three months ended March 31, 2022 was primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of March 31, 2023, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.

14. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022 (in thousands, except for per share data). Diluted net income (loss) per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RSUs to the extent these are dilutive. We calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$(53,842)	$71,904
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	293,074	275,199
Basic net income (loss) per share attributable to common stockholders	$(0.18)	$0.26
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Diluted net income (loss) attributable to common stockholders	$(53,842)	$71,904
Denominator:
Weighted average shares used in computing net income (loss) per share	293,074	275,199
Weighted average effect of dilutive potential common stock	—	37,233
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	293,074	312,432
Diluted net income (loss) per share attributable to common stockholders	$(0.18)	$0.23

Basic net loss per share is the same as diluted net loss per share for the period we reported a net loss. The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of March 31,
	2023	2022
Private warrants	1,708	1,708
Common stock options outstanding	32,028	1,027
Unvested RSUs	41,274	26,109
ESPP shares	1,955	1,094
Total potentially dilutive common stock equivalents	76,965	29,938
15. EMPLOYEE BENEFITS PLANS
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.1 million and $0.1 million matching contributions to the U.K. pension plan for the three months ended March 31, 2023 and 2022.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere within this Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes in the 2022 Form 10-K. This discussion contains forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Forward-Looking Statements” and other disclosures included in this Form 10-Q. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 9.9 million spaces under management as of March 31, 2023, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 9.9 million spaces under management as of March 31, 2023, our spatial data library is the clearinghouse for information about the built world.
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
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
We were impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impacting the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics could impact our operational and financial performance adversely, including impact on our subscribers and their spending habits, impact on our marketing efforts, and effect on our suppliers. Delays, interruptions and disruptions in our supply chain have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products. While we have made improvements to our supply chain since the second half of the fiscal year 2022, we continue to work to mitigate the disruption we have experienced during the three months ended March 31, 2023. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted.
For additional information, refer to Part II Item 1A "Risk Factors.”
Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our newly launched Pro3 and Pro 2 cameras) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue and maintaining modest growth in license, product and services revenue.
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
Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 52% and 60% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and

Table of Content
for annual or longer subscriptions, we record deferred revenue on our condensed consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. License revenue accounted for less than 1% of our total revenue for the three months ended March 31, 2023 and 2022. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro 2 Camera or other compatible capture devices to scan digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to scan their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 23% and 14% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product, the Pro2 Camera, which has played an integral part in shaping the 3D building and property visualization ecosystem. Since April 2022, we also have begun to offer capture devices and accessories manufactured by third parties and Matterport Axis, a cost-effective motor-mount for smartphones. The Pro2 Camera has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation, and we expect that future sales of our Pro2 Camera and third-party capture devices will continue to drive increased adoption of our solutions. In August 2022, we launched and began shipment of our Pro3 Camera along with major updates to our industry-leading digital twin cloud platform. The Matterport Pro3 Camera is an advanced 3D capture device, which includes faster boot time, swappable batteries, and a lighter design. The Pro3 camera can perform both indoors and outdoors and is designed for speed, fidelity, versatility, and accuracy. Along with our Pro2 Camera, we expect that future sales of our Pro3 Camera will continue to drive increased adoption of our solutions. Product revenue accounted for approximately 25% and 26% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been scanned and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous scan of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the scanned space. For tracking purposes, we treat each scanned and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of March 31,

Table of Content
2023, we had approximately 9.9 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Spaces under management	9.9	7.3
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three months ended March 31, 2023.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Free subscribers	704	504
Paid subscribers	67	58
Total subscribers	771	562

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

	Three Months Ended March 31,
	2023	2022
Net dollar expansion rate	103%	107%

Factors Affecting Our Performance
We believe that our growth and financial performance are dependent upon many factors, including the key factors described below, which are in turn subject to significant risks and challenges.
Penetrating a Largely Undigitized Global Property Market
Despite the rapid pace of digital transformation in today’s world, the massive global building stock, estimated by Savills to be $327 trillion in total property value, remains largely undigitized today, and we estimate that less than 0.1% is penetrated by digital transformation. As a first mover in digital twin creation and spatial data library construction, we see significant opportunities to continue leading the digitization and datafication of the built world. We estimate that there are more than 4 billion buildings and 20 billion spaces in the world globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide. Property digitization and datafication are expected to accelerate on a global basis in both frequency and magnitude as the visually immersive and dimensionally accurate digital twins help increase productivity and reduce costs for our customers with the solutions that we have developed for diverse markets over the past decade.
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of March 31, 2023, we had over 771,000 subscribers on our platform and approximately 9.9 million spaces under management, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the VHT Acquisition completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

Table of Content
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

We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that John Deere selected Matterport’s Digital Twin Platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of John Deere manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. As of March 31, 2023, 25% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers while increasing investments in direct sales and account-based marketing to enhance enterprise adoption of our solutions.

Retention and Expansion of Existing Subscribers
Our ability to increase revenue depends in part on retaining our existing subscribers and expanding their use of our platform. We offer an integrated, comprehensive set of solutions including spatial data capturing, digital twin creation, publication, vertical-market specific content, and property analytics. We have a variety of subscription plans to meet the needs of every subscriber, including free subscription plans and several standard paid subscription plans, and we are able to provide customized subscription plans tailored to the specific needs of large enterprises. As we seek to develop long-term subscriber relationships, our value proposition to subscribers is designed to serve the entirety of the property lifecycle, from design and build to maintenance and operations, promotion, insure, repair, restore, secure and finance. As a result, we believe we are uniquely positioned to grow our revenue with our existing subscribers as our platform helps them discover opportunities to drive short and long-term returns on their property investments.
Given the all-in-one nature of our platform and its ease of use, we are also able to drive adoption of our solutions across various parts of an organization. For example, we established our long-term relationship with large commercial real estate clients in the areas including being engaged to create digital twins for available office spaces for promotion and leasing, working with the subscriber’s construction team to redesign office spaces through integrating our digital twins with the construction team’s design software, and conducting due diligence of potential real property acquisitions.
As a result of our long-term focus and expansion strategy, we have been able to consistently retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 103% and 107% for the three months ended March 31, 2023 and 2022, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended March 31, 2023. On a combined basis, growth in enterprise customers was offset by lower expansion in our small and medium business customers, which grew more slowly in the quarter ended March 31, 2023 as the macro environment is further influencing this cohort to be more cautious in spending.
Scaling Across Various Industry Verticals
Matterport’s fundamental go-to-market model is built upon a subscription first approach. We have invested aggressively to unlock a scalable and cost-effective subscription flywheel for customer adoption. With our large spatial data library and pioneering AI-powered capabilities, we pride ourselves on our ability to deliver value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. We focus on industry-specific sales and marketing initiatives to increase sales efficiency and drive subscriber and recurring revenue growth. We will continue to improve our spatial data library and AI-powered platform to address the workflows of the industries we serve, while expanding our solutions and reaching new real estate segments.
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located

Table of Content
outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. Subscribers outside the United States accounted for approximately 43% of our subscription revenues for three months ended March 31, 2023. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
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
Investing in Research and Innovation for Growth
We will continue to invest in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone in May 2020, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaboration with Facebook AI (now knows as Meta) to release the world’s largest dataset of 3D spaces, partnership with Apex, announced a new integration with Xactimate, and launching Notes and Matterport for Mobile. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In February 2022, we introduced Axis, a new hands-free motor mount for precision 3D capture for smartphones to enable a hands-free solution that produces reliable, high-fidelity results with just a click of a button. In April 2022, we made Matterport Axis available for purchase, enabling hands-free precision 3D capture for smartphones. In August 2022, we introduced major updates to our industry-leading digital twin cloud platform. Matterport has reimagined the cloud software platform that creates, publishes, and manages digital twins of buildings and spaces of any size or shape, indoors or outdoors. All of these new capabilities integrate seamlessly so customers can securely create immersive environments for their employees, customers and partners to collaborate and explore. We created a new workgroup collaboration framework called Views to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams such as: virtual inspections, remote training, space planning, personalized virtual tours, and so much more. We have also created new tools called Guided Tours and Tags to elevate the visitor experience that a business user can use to create directed virtual tours of any commercial or residential space tailored to the interest of their visitors, and guided virtual training courses for remote workers. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals with more listings and sell homes faster. These investments may impact our operating profitability in the near term, but we expect our operating margins to improve over the long term as we solidify our scale and reach. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform

We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For

Table of Content
example, in June 2022, we partnered with CGS Partner to deliver virtual training solutions for front-line workers across the Fortune 500. The companies will combine the CGS TeamworkARTM platform with Matterport’s industry-leading digital twins to help customers train workers faster, increase productivity, and reduce costs by training workforces remotely using an exact digital replica of the work environment in immersive 3D. In July 2022, we partnered with Burns & McDonnell. With this relationship, Burns & McDonnell customers can use the Matterport Digital Twin Platform, including software services and hardware, to optimize construction expansion and maintenance projects. The collaboration equips businesses in the energy, utilities, and manufacturing industries with a continuous digital, visual documentation solution that improves operations, enhances collaboration, and increases safety in each project stage. In March 2023, we announced a new integration with Autodesk Construction Cloud — a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams — making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. AWS IoT TwinMaker is a solution from Amazon Web Services (AWS) that makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. This new offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities.
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
Services revenue—Services revenue consist of capture services and add-on services. Capture services consist of professional services in which a Matterport-qualified third-party technician will provide on-site digital capture services for the customer. With the consummation of the VHT Acquisition in July 2022, our capture solutions expanded to include photos, videos, drone imaging and digital marketing services. Under these arrangements, we will pay the third-party technician and bill the customer directly. Add-on services consist of additional software features that the customer can purchase. These services are typically provided by third parties under our direction and oversight, and we pay the third party and bill the subscriber directly for the provisions of such services.
Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro2 and Pro3 Cameras, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the order and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with

Table of Content
their captured spaces. However, we do not require Pro2 or Pro3 Camera owners to have a subscription when purchasing a Pro2 or Pro3 Camera. We will also repair Pro2 and Pro3 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
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

Table of Content
Change in Fair Value of Warrants Liability
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of March 31, 2023, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
Change in Fair Value of Contingent Earn-out Liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determined the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and is subject to remeasurement to fair value at each balance sheet date. Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earn-out Triggering Events were met. On January 18, 2022, all Earn-out Triggering Events occurred. Upon the occurrence of the triggering events, the Company's common stock price represented the fair value of the Earn-out Awards and the Company reclassified the outstanding Earn-out liability to additional paid-in capital as the Earn-out Shares became issuable as a fixed number of Common Shares. There will be no incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability as all the Earn-out Shares were issued during the three months ended March 31, 2022.
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

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenue:
Subscription	$19,847	$17,141	$2,706	16%
License	27	23	4	17%
Services	8,704	3,973	4,731	119%
Product	9,416	7,373	2,043	28%
Total revenue	37,994	28,510	9,484	33%
Costs of revenue:
Subscription	6,962	5,262	1,700	32%
License	—	—	—	—%
Services	6,244	2,983	3,261	109%
Product	8,376	8,356	20	—%
Total costs of revenue	21,582	16,601	4,981	30%
Gross profit	16,412	11,909	4,503	38%
Gross margin	43%	42%
Operating expenses:
Research and development	18,273	26,002	(7,729)	(30)%
Selling, general, and administrative	54,933	70,849	(15,916)	(22)%
Total operating expenses	73,206	96,851	(23,645)	(24)%
Loss from operations	(56,794)	(84,942)	28,148	(33)%
Other income (expense):
Interest income	1,471	1,295	176	14%
Change in fair value of warrants liability	222	21,433	(21,211)	(99)%
Change in fair value of contingent earn-out liability	—	136,043	(136,043)	(100)%
Other income (expense), net	1,183	(1,321)	2,504	(190)%
Total other income	2,876	157,450	(154,574)	(98)%
Income (loss) before provision for income taxes	(53,918)	72,508	(126,426)	(174)%
Provision for (benefit from) income taxes	(76)	604	(680)	(113)%
Net income (loss)	$(53,842)	$71,904	$(125,746)	(175)%
Revenues
Total revenue increased by $9.5 million, or 33%, to $38.0 million during the three months ended March 31, 2023, from $28.5 million during the three months ended March 31, 2022. The increase in revenue is attributable to growth primarily driven by services, subscriptions, and product revenue.

Table of Content

	Three Months Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$19,847	$17,141	$2,706	16%
License	27	23	4	17%
Services	8,704	3,973	4,731	119%
Product	9,416	7,373	2,043	28%
Total revenue	$37,994	$28,510	$9,484	33%
Subscription revenue increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher volume of subscription plans from new subscribers and expansion of the subscription by existing subscribers. Of the $2.7 million increase, approximately $2.6 million was attributable to the higher volume of subscription plans from additional new subscribers during the three months ended March 31, 2023 and approximately $0.1 million was attributable to additional sales to existing customers during that period.
License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue did not fluctuate significantly for the three months ended March 31, 2023 compared to the same period in 2022.
Services revenue increased for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to increased sales of capture services, including $3.2 million revenue from the acquisition of VHT, and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue increased for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in demand for our Pro3 Camera, which launched in August 2022.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$6,962	$5,262	$1,700	32%
Cost of license revenue	—	—	—	—%
Cost of services revenue	6,244	2,983	3,261	109%
Cost of products revenue	8,376	8,356	20	—%
Total cost of revenue	$21,582	$16,601	$4,981	30%
Total cost of revenue increased by $5.0 million, or 30%, to $21.6 million for the three months ended March 31, 2023, from $16.6 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase in capture services sold and subscription services provided.
Cost of subscription revenue increased by $1.7 million or 32%, to $7.0 million for the three months ended March 31, 2023 from $5.3 million for the three months ended March 31, 2022, primarily due to increased costs related to hosting and delivery services for our platform to support the growth of subscription services provided.

Table of Content
Cost of services revenue increased by $3.3 million or 109%, to $6.2 million for the three months ended March 31, 2023 from $3.0 million for the three months ended March 31, 2022, primarily due to an increase in volume and cost related to capture services sold, including the cost of VHT services.
Cost of products revenue did not fluctuate significantly in the three months ended March 31, 2023 compared to the same period in 2022.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Gross profit	$16,412	$11,909
Gross margin	43%	42%

Gross profit increased by $4.5 million, or 38%, to $16.4 million for the three months ended March 31, 2023, from $11.9 million for the three months ended March 31, 2022. The increase was primarily due to the increase in product and service revenue and improved margins, along with the increase of subscription revenue, which has higher gross margins in the mix.

Gross margin increased to 43% during the three months ended March 31, 2023 from 42% during the three months ended March 31, 2022. The increase in gross margin was primarily driven by an increase in service and product gross margins, benefiting from the increase of volume and our efforts to mitigate the challenges caused by supply chain shortages.

	Three Months Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$18,273	$26,002	$(7,729)	(30)%

Research and development expenses decreased by $7.7 million, or 30%, to $18.3 million for the three months ended March 31, 2023 from $26.0 million for the three months ended March 31, 2022. The decrease was primarily attributable to a $5.4 million decrease in stock-based compensation, a $1.3 million decrease in salary compensation expenses, and a $1.0 million decrease in professional services.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$54,933	$70,849	$(15,916)	(22)%
Selling, general and administrative expenses decreased by $15.9 million, or 22%, to $54.9 million for the three months ended March 31, 2023, from $70.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to a $17.9 million decrease in stock-based compensation, partially offset by a $2.3 million increase in personnel-related costs, including a $1.4 million increase in salary compensation expenses as a result of increased headcount.

Table of Content
Interest Income

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Interest income	$1,471	$1,295
Interest income increased to $1.5 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022. The increase was primarily attributable to interest earned on our cash equivalents and investments during the three months ended March 31, 2023.
Change in Fair Value of Warrants Liability

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Change in fair value of warrants liability	$222	$21,433
We recognized a change in fair value of warrants liability of $0.2 million during the three months ended March 31, 2023 due to the decrease in the fair value of our outstanding Private Warrants. As of March 31, 2023, there were 1.7 million Private Warrants outstanding.

Change in Fair Value of Contingent Earn-out Liability

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$—	$136,043
As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding to eligible recipients on February 1, 2022.
Other (Expense) Income, Net

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Other expense, net	$1,183	$(1,321)
Other expense increased by $2.5 million, or 190%, to $1.2 million for the three months ended March 31, 2023 from $1.3 million for the three months ended March 31, 2022. The increase was primarily due to accretion of discounts, net of amortization related to investments premiums.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Provision for (benefit from) income taxes	$(76)	$604
For the three months ended March 31, 2023 and 2022, our provision for income taxes reflects an effective tax rate of 0.14% and 0.83%, respectively. Our effective tax rate for the three months ended March 31, 2023 and 2022, differs from

Table of Content
the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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

Non-GAAP Income (Loss) from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation related charges (including share-based payroll tax expense), payroll tax related to contingent earn-out share issuance, acquisition-related costs, and amortization of acquired intangible assets, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
GAAP loss from operations	$(56,794)	$(84,942)
Add back: stock-based compensation expense, net	33,111	56,088
Add back: acquisition-related costs	—	172
Add back: amortization expense of acquired intangible assets	443	260
Add back: payroll tax related to contingent earn-out share issuance	—	1,164
Non-GAAP loss from operations	$(23,240)	$(27,258)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(20,398)	$(25,478)
Less: purchases of property and equipment	87	448
Less: capitalized software and development costs	2,567	3,596
Free cash flow	$(23,052)	$(29,522)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of March 31, 2023, we had cash, cash equivalents and investments of approximately $456.2 million. Our cash equivalents primarily consist of cash on hand and

Table of Content
amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$144,315	$117,128
Investments	311,884	359,774
Total cash, cash equivalents, and investments	$456,199	$476,902
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
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. As a result, we may require additional capital resources to grow our business. Our future capital requirements will depend on many factors, including increase in our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities. Management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of March 31, 2023, our 12-month lease obligations (through March 31, 2023) totaled approximately $1.3 million, or approximately $2.5 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of March 31, 2023 totaled approximately $22.3 million and are due through the year ending December 31, 2024.
Cash Flows

The following table set forth a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(20,398)	$(25,478)
Investing activities	$46,899	$(18,242)
Financing activities	$357	$(3,226)
Net Cash Used in Operating Activities
Net cash used in operating activities was $20.4 million for the three months ended March 31, 2023. This amount primarily consisted of a net loss of $53.8 million, offset by non-cash charges of $34.9 million, and a change in net operating assets and liabilities of $1.5 million. The non-cash charges primarily consisted of $31.1 million of stock-based compensation expense and $4.4 million of depreciation and amortization expense, partially offset by $0.7 million accretion of discounts, net of amortization premiums and $0.2 million of change in fair value of warrants liability. Changes in net

Table of Content
operating assets and liabilities primarily consisted of an increase in accounts receivable, inventory, and a decrease in accounts payable, which was partially offset by an increase in accruals and other liabilities and deferred revenue.
Net cash used in operating activities was $25.5 million for the three months ended March 31, 2022. This amount primarily consisted of a net income of $71.9 million, offset by non-cash gains of $98.8 million, and a change in net operating assets and liabilities of $1.4 million. The non-cash gains primarily consisted of $21.4 million of change in fair value of warrants liability and $136.0 million of change in fair value of contingent earn-out liability, partially offset by $2.5 million of depreciation and amortization expense, $55.3 million of stock-based compensation expense, $1.0 million of amortization of investment premiums, net of accretion of discounts, and a $0.2 million increase of allowance for doubtful accounts. Changes in net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $46.9 million for the three months ended March 31, 2023. This amount primarily consisted of maturities of marketable securities investments of $108.8 million., partially offset by investments in available-for-sale securities of $57.6 million, capitalized software and development costs of $2.6 million, consideration paid (net of cash acquired) for business acquisitions of $1.7 million, and purchases of property and equipment of $0.1 million.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2023. This amount primarily consisted of $0.7 million of proceeds from the exercise of stock options, partially offset by a $0.3 million payment for taxes related to the net settlement of equity awards.
Net cash used in financing activities was $3.2 million for the three months ended March 31, 2022. This amount primarily consisted of $33.3 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants and $2.2 million of proceeds from the exercise of stock options.
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

We believe that the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K for the fiscal year ended December 31, 2022 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as filed in such report. Refer to Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report for more information on our adoption of new accounting guidance.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report.

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Matterport is subject to market risk, primarily relating to potential losses arising from adverse changes in foreign currency exchange rates.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of March 31, 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations in all control systems include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by

Table of Content
collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the recent Court of Chancery decision, on February 16, 2023 the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation.
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

Table of Content
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
Item 1A. Risk Factors
Our operating and financial results are subject to various risks and uncertainties including those described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 and the updated risk factors described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. The risks and uncertainties described in our 2022 Form 10-K and below are not the only ones that may impact our operating and financial results. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, which could result in a decrease in the market price of our common stock.
The following risk factor amends and supplements the “Risks Related to Our Business” subsection contained under Part I, Item 1A. Risk Factors in our 2022 Form 10-K.

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

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, unstable global credit markets and financial conditions and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for our products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers and subscribers. These and other economic factors can negatively adversely affect our business, results of operations, financial condition and stock price.

Additionally, turmoil in the global banking system has the potential to impact our business, results of operations, financial condition and stock price. For example, on March 10, 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 27, 2023, First Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. We held a minimal amount of cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First Citizens Bank & Trust Company has assumed our deposits from SVB. However, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition as well as the financial condition of our customers and suppliers.

Table of Content

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

MATTERPORT, INC.

Date: May 9, 2023	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)