Form 10-Q
period 2023-06-30
Matterport, Inc./DE
filed 2023-08-09
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 301,235,621 shares of Class A common stock outstanding as of August 1, 2023.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to maintain an effective system of internal controls over financial reporting; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; factors relating to our business, operations and financial performance, including: any continuing impacts of the COVID-19 pandemic or other infectious diseases, health epidemics and pandemics; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, and subsequently filed Quarterly Reports on Form 10-Q.
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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$82,316	$117,128
Short-term investments	363,295	355,815
Accounts receivable, net of allowance of $933 and $1,212, as of June 30, 2023 and December 31, 2022, respectively	18,649	20,844
Inventories	12,198	11,061
Prepaid expenses and other current assets	7,236	13,084
Total current assets	483,694	517,932
Property and equipment, net	32,684	30,559
Operating lease right-of-use assets	1,933	2,515
Long-term investments	—	3,959
Goodwill	69,593	69,593
Intangible assets, net	10,005	10,890
Other assets	6,819	4,947
Total assets	$604,728	$640,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,162	$8,331
Deferred revenue	21,037	16,731
Accrued expenses and other current liabilities	20,636	23,916
Total current liabilities	49,835	48,978
Warrants liability	752	803
Deferred revenue, non-current	1,820	1,201
Other long-term liabilities	819	5,502
Total liabilities	53,226	56,484
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; and 300,571 shares and 290,541 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	1,242,360	1,168,313
Accumulated other comprehensive loss	(1,113)	(5,034)
Accumulated deficit	(689,775)	(579,397)
Total stockholders’ equity	551,502	583,911
Total liabilities and stockholders’ equity	$604,728	$640,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$20,868	$18,386	$40,715	$35,527
License	27	26	54	49
Services	10,684	5,013	19,388	8,986
Product	7,988	5,056	17,404	12,429
Total revenue	39,567	28,481	77,561	56,991
Cost of revenue:
Subscription	7,235	6,109	14,197	11,371
License	—	—	—	—
Services	8,009	3,169	14,253	6,152
Product	8,360	7,490	16,736	15,846
Total cost of revenue	23,604	16,768	45,186	33,369
Gross profit	15,963	11,713	32,375	23,622
Operating expenses:
Research and development	18,861	21,518	37,134	47,520
Selling, general, and administrative	56,008	59,385	110,941	130,234
Total operating expenses	74,869	80,903	148,075	177,754
Loss from operations	(58,906)	(69,190)	(115,700)	(154,132)
Other income (expense):
Interest income	1,481	1,484	2,952	2,779
Change in fair value of warrants liability	(171)	4,714	51	26,147
Change in fair value of contingent earn-out liability	—	—	—	136,043
Other income (expense), net	1,223	(1,353)	2,406	(2,674)
Total other income	2,533	4,845	5,409	162,295
Income (loss) before provision for income taxes	(56,373)	(64,345)	(110,291)	8,163
Provision for income taxes	163	289	87	893
Net income (loss)	$(56,536)	$(64,634)	$(110,378)	$7,270
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$(0.23)	$(0.37)	$0.03
Diluted	$(0.19)	$(0.23)	$(0.37)	$0.02
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	298,096	283,405	295,599	279,289
Diluted	298,096	283,405	295,599	313,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(56,536)	$(64,634)	$(110,378)	$7,270
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	1,698	(1,476)	3,921	(6,111)
Other comprehensive income (loss)	$1,698	$(1,476)	$3,921	$(6,111)
Comprehensive income (loss)	$(54,838)	$(66,110)	$(106,457)	$1,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080
Net loss	—	—	—	—	(56,536)	(56,536)
Other comprehensive income	—	—	—	1,698	—	1,698
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,871	—	1,509	—	—	1,509
Stock-based compensation	—	—	34,751	—	—	34,751
Balance as of June 30, 2023	300,571	$30	$1,242,360	$(1,113)	$(689,775)	$551,502

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	76	—	—	76
Issuance of common stock to a customer	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
Net loss	—	—	—	—	(64,634)	(64,634)
Other comprehensive loss	—	—	—	(1,476)	—	(1,476)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	2,340	—	2,701	—	—	2,701
Issuance of common stock to a customer	32	—	179			179
Stock-based compensation	—	—	34,799	—	—	34,799
Balance as of June 30, 2022	283,643	$28	$1,099,617	$(7,650)	$(460,788)	$631,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(In thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,378)	$7,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,102	5,563
Amortization of investment premiums, net of accretion of discounts	(2,319)	1,829
Stock-based compensation, net of amounts capitalized	63,253	87,233
Change in fair value of warrants liability	(51)	(26,147)
Change in fair value of contingent earn-out liability	—	(136,043)
Deferred income taxes	(185)	69
Allowance for doubtful accounts	49	195
Loss of excess inventory and purchase obligation	1,592	—
Other	(225)	316
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,146	(3,426)
Inventories	(5,787)	(881)
Prepaid expenses and other assets	4,252	(2,946)
Accounts payable	(169)	2,367
Deferred revenue	4,925	2,641
Accrued expenses and other liabilities	956	3,682
Net cash used in operating activities	(32,839)	(58,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(101)	(866)
Capitalized software and development costs	(5,248)	(7,086)
Purchase of investments	(251,603)	(87,997)
Maturities of investments	254,601	160,124
Business acquisitions, net of cash acquired	(1,676)	(30,020)
Net cash provided by (used in) investing activities	(4,027)	34,155
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sales of shares through employee equity incentive plans	2,195	4,892
Payments for taxes related to net settlement of equity awards	(329)	(34,424)
Proceeds from exercise of warrants	—	27,844
Other	—	76
Net cash provided by (used in) financing activities	1,866	(1,612)
Net change in cash, cash equivalents, and restricted cash	(35,000)	(25,735)
Effect of exchange rate changes on cash	188	(329)
Cash, cash equivalents, and restricted cash at beginning of year	117,128	139,987
Cash, cash equivalents, and restricted cash at end of period	$82,316	$113,923

Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$—	$896
Reclassification of remaining contingent Earn-out liability upon triggering events	$—	$242,430
Property, equipment and capitalized software and development costs included in accounts payable and accrued expenses and other liabilities	$—	$158
Common stock issued in connection with acquisition	$3,921	$19,118
Unpaid cash consideration in connection with acquisition	$2,434	$4,348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc., together with its subsidiaries (“Matterport” or the “Company”), is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform, comprised of innovative software, spatial data-driven data science, and 3D capture technology, has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011. The Company is headquartered at Sunnyvale, California.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the three and six months ended June 30, 2023.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of identified intangibles, goodwill impairment, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of warrants liability, loss contingencies, and the determination of stand-alone selling price of various performance obligations. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.
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
No customer accounted for more than 10% of the Company’s total accounts receivable at June 30, 2023 and December 31, 2022. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022.

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
3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$25,237	$16,640	$49,463	$32,877
International	14,330	11,841	28,098	24,114
Total revenue	$39,567	$28,481	$77,561	$56,991
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over time revenue	$31,552	$23,399	$60,103	$44,513
Point-in-time revenue	8,015	5,082	17,458	12,478
Total	$39,567	$28,481	$77,561	$56,991
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The accounts receivable and contract balances as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$16,193	$19,037
Unbilled accounts receivable	$2,456	$1,807
Deferred revenue	$22,857	$17,932

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $10.8 million and $6.9 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $58.4 million at the end of June 30, 2023 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of June 30, 2023 were $39.8 million, and the remaining obligations are expected to be recognized thereafter.

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
(1) The Company paid $1.9 million and $35.0 million in cash consideration in January 2023 and 2022, respectively.
(2) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share. The Company issued 0.3 million shares and 1.2 million shares in January 2023 and 2022, respectively.
(3) The Company recorded a liability for unpaid cash of $2.4 million and stock consideration of $1.9 million, that will be paid in accordance with the merger agreement. The liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2023.

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
Acquisition-related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.9 million and $1.4 million of acquisition-related costs for the three and six months ended June 30, 2022, respectively. There were no acquisition-related costs incurred for the three and six months ended June 30, 2023.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of December 31, 2022 and June 30, 2023, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three and six months ended June 30, 2023 and 2022, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(1,605)	$3,795	$5,400	$(1,065)	$4,335
Customer relationships	6,900	(690)	6,210	6,900	(345)	6,555
Total	$12,300	$(2,295)	$10,005	$12,300	$(1,410)	$10,890
The Company recognized amortization expense of $0.5 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three and six months ended June 30, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of June 30, 2023 (in thousands):

Amount
Remaining 2023	$885
2024	1,770
2025	1,770
2026	1,770
2027	705
2028 and thereafter	3,105
Total future amortization expense	$10,005

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of June 30, 2023 and 2022 and the rollforward for three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance—beginning of period	$(1,295)	$(482)	$(1,212)	$(291)
Decrease (increase) in reserves	240	(4)	(49)	(195)
Write-offs	122	65	328	65
Balance—end of period	$(933)	$(421)	$(933)	$(421)
Inventories—Inventories as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$1,142	$2,112
Work in process	5,838	3,477
Purchased parts and raw materials	5,218	5,472
Total inventories	$12,198	$11,061
Property and Equipment, Net—Property and equipment as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$4,049	$3,948
Furniture and fixtures	355	355
Leasehold improvements	719	734
Capitalized software and development costs	65,918	55,662
Total property and equipment	71,041	60,699
Accumulated depreciation and amortization	(38,357)	(30,140)
Total property and equipment, net	$32,684	$30,559
Depreciation and amortization expense of property and equipment were $4.3 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.2 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended June 30, 2023 and 2022 were $5.3 million and $6.3 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the six months ended June 30, 2023 and 2022 were $10.3 million and $15.7 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $4.0 million and $2.7 million for three months ended June 30, 2023 and 2022, respectively, of which $3.7 million and $2.4 million was recorded to cost of revenue related to subscription and $0.3 million and $0.3 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $7.8 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively, of which $7.2 million and $4.2 million was recorded to cost of revenue related to subscription and $0.6 million and $0.6 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$6,402	$5,609
Tax payable	1,358	1,669
ESPP contribution	320	341
Current unpaid acquisition consideration	4,266	6,109
Short-term operating lease liabilities	1,307	1,267
Accrued loss on firm inventory purchase commitments	933	3,991
Other current liabilities	6,050	4,930
Total accrued expenses and other current liabilities	$20,636	$23,916
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$62,093	$—	$—	$62,093
Total cash equivalents	$62,093	$—	$—	$62,093
Short-term investments:
U.S. government and agency securities	$223,725	$—	$—	$223,725
Non-U.S. government and agency securities	—	19,524	—	19,524
Corporate debt securities	—	61,779	—	61,779
Commercial paper	—	58,267	—	58,267
Total short-term investments	$223,725	$139,570	$—	$363,295

Total assets measured at fair value	$285,818	$139,570	$—	$425,388

Financial Liabilities:
Private warrants liability	$—	$—	$752	$752
Total liabilities measured at fair value	$—	$—	$752	$752

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$51,557	$—	$—	$51,557
Total cash equivalents	$51,557	$—	$—	$51,557
Short-term investments:
U.S. government and agency securities	$181,714	$—	$—	$181,714
Non-U.S. government and agency securities	—	24,946	—	24,946
Corporate debt securities	—	114,113	—	114,113
Commercial paper	—	35,042	—	35,042
Total short-term investments	$181,714	$174,101	$—	$355,815
Long-term investments:
Corporate debt securities	$—	$3,959	$—	$3,959
Total long-term investments	$—	$3,959	$—	$3,959

Total assets measured at fair value	$233,271	$178,060	$—	$411,331

Financial Liabilities:
Private warrants liability	$—	$—	$803	$803
Total liabilities measured at fair value	$—	$—	$803	$803

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$224,191	$—	$(466)	$223,725
Non-U.S. government and agency securities	19,525	—	(1)	19,524
Corporate debt securities	62,318	—	(539)	61,779
Commercial paper	58,322	—	(55)	58,267
Total available-for-sale investments	$364,356	$—	$(1,061)	$363,295

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,371	$—	$(3,657)	$181,714
Non-U.S. government and agency securities	24,989	—	(44)	24,945
Corporate debt securities	119,396	—	(1,324)	118,072
Commercial paper	35,052	—	(9)	35,043
Total available-for-sale investments	$364,808	$—	$(5,034)	$359,774
As of June 30, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.4 million, which were related to $275.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $0.7 million, which were related to $87.9 million of available-for-sale debt securities. As of December 31, 2022, the gross unrealized losses

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $49.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $4.8 million, which were related to $291.0 million of available-for-sale debt securities.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended June 30, 2023 and 2022.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of June 30, 2023, by contractual years-to-maturity (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due within one year	$364,356	$363,295
Total	$364,356	$363,295
8. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which include agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of June 30, 2023, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2023	$12,136
2024	8,823
2025	144
Thereafter	—
Total	$21,103
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc.,

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery. Trial is scheduled to begin November 13, 2023.
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
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of June 30, 2023 and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.
9. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of June 30, 2023 as follows (in thousands):

June 30, 2023
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	69,586
Shares available for future grant under 2021 Employee Stock Purchase Plan	11,378
Shares available for future grant under 2021 Incentive Award Plan	5,289
Total shares of common stock reserved	87,961
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	3,921	3,921
Balance at June 30, 2023	$(52)	$(1,061)	$(1,113)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(6,111)	(6,111)
Balance at June 30, 2022	$(52)	$(7,598)	$(7,650)
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
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received in January 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption. A total of 1.7 million Private Warrants remained outstanding as of June 30, 2023 and December 31, 2022. No Private Warrants have been exercised during the three and six months ended June 30, 2023.
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
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increase or decrease in the expected volatility in isolation would result in a significant change in fair value measurement. The Private Warrants were valued at $0.44 per unit as of June 30, 2023.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of June 30, 2023:

June 30, 2023
Current stock price	$3.15
Strike price	$11.50
Expected term (in years)	3.06
Expected volatility	64.0%
Risk-free interest rate	4.5%
Expected dividend yield	—%
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liability as of June 30, 2023 (in thousands):

Total Warrants Liability
Fair value at December 31, 2022	$803
Change in fair value	(51)
Fair value at June 30, 2023	$752
11. CONTINGENT EARN-OUT AWARDS
Legacy Matterport stockholders and certain holders of Legacy Matterport Stock Options and RSUs were entitled to receive a number of Earn-out Shares comprising up to 23.5 million shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3,910,000 Earn-out Shares. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A common stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. If the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, the Earn-out Shares are issuable during the period beginning on the 180th day following the Closing and ending on the fifth

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
anniversary of such date (the “Earn-out Period”). The Earn-out Shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
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
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Matterport legacy Stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued an aggregate of 21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations during the six months ended June 30, 2022.
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
12. STOCK PLAN
2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and all outstanding awards thereunder, effective as of the Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the 2011 Stock Plan which, following the effective date of the 2021 Plan, became available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of June 30, 2023, a total of 5.3 million shares remained available for future grant under the Company’s 2021 Plan.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. As of June 30, 2023, a total of 11.4 million shares of our common stock remained available for sale under our 2021 ESPP.
For the three and six months ended June 30, 2023, there were 0.5 million shares of common stock purchased under the 2021 ESPP.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for six months ended June 30, 2023 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	33,417	$0.65	6.1	$71,842
Expired or canceled	(127)	0.58
Exercised	(1,890)	0.51		$4,348
Balance—June 30, 2023	31,400	$0.66	5.7	$78,219
Options vested and exercisable—June 30, 2023	29,391	$0.64	5.6	$73,681
As of June 30, 2023, unrecognized stock-based compensation expense related to unvested options was $0.7 million, which is expected to be amortized over a weighted-average vesting period of 1.0 year.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the six months ended June 30, 2023 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2022	37,176	$10.47
Granted	9,501	2.94
Vested	(7,394)	10.14
Canceled or forfeited	(1,097)	5.28
Balance—June 30, 2023	38,186	$8.81

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
As of June 30, 2023, unrecognized compensation costs related to unvested RSUs and PRSUs were $301.8 million and $2.3 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.4 years and 1.1 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
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
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million of these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the six months ended June 30, 2022, as both the Triggering event condition was satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine fair value of our 2021 ESPP:

	Six Months Ended June 30,
	2023	2022
Expected term	0.5 – 2.0 years	0.5 - 2.0 years
Expected volatility	35.2 – 48.0%	34.4 - 47.4%
Risk-free interest rate	0.4 – 5.4%	0.2 - 2.7%
Expected dividend yield	0%	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of June 30, 2023, unrecognized compensation cost related to the 2021 ESPP was $1.8 million, which is expected to be recognized over the remaining weighted-average service period of 1.4 years.
Stock-based Compensation— The Company recognizes stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes stock-based compensation expenses for awards with performance conditions on a straight-line basis over the requisite service period for each separate vesting portion of the awards when it is probable that the performance condition will be achieved. The stock-based compensation expenses of Earn-out Awards were recognized on a straight-line basis over the derived services period during which the market conditions are expected to be met. Forfeitures are accounted for in the period in which they occur.
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$842	$1,098	$1,686	$2,907
Research and development	7,688	7,941	15,253	20,884
Selling, general, and administrative	23,649	22,917	46,314	63,442
Stock-based compensation, net of amounts capitalized	32,179	31,956	63,253	87,233
Capitalized stock-based compensation	2,572	2,843	5,008	8,663
Total stock-based compensation	$34,751	$34,799	$68,261	$95,896
13. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax expense for the three and six months ended June 30, 2023 and 2022 was primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.
14. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the three and six months ended June 30, 2023 and 2022 (in thousands, except for per share data). Diluted net income (loss) per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income (loss) per share attributable to common stockholders:
Numerator :
Net income (loss) attributable to common stockholders	$(56,536)	$(64,634)	$(110,378)	$7,270
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	298,096	283,405	295,599	279,289
Basic net income (loss) per share attributable to common stockholders	$(0.19)	$(0.23)	$(0.37)	$0.03
Diluted net income (loss) per share attributable to common stockholders
Numerator :
Diluted net income (loss) attributable to common stockholders	$(56,536)	$(64,634)	$(110,378)	$7,270
Denominator:
Weighted average shares used in computing net income (loss) per share	298,096	283,405	295,599	279,289
Weighted average effect of dilutive potential common stock	—	—	—	34,545
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	298,096	283,405	295,599	313,834
Diluted net income (loss) per share attributable to common stockholders	$(0.19)	$(0.23)	$(0.37)	$0.02

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

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Private warrants	1,708	1,708	1,708	1,708
Common stock options outstanding	31,400	35,840	31,400	2,069
Unvested RSUs	38,186	38,406	38,186	37,632
ESPP shares	1,911	2,225	1,911	1,662
Total potentially dilutive common stock equivalents	73,205	78,179	73,205	43,071

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. EMPLOYEE BENEFITS PLANS
The Company contributes to a defined-contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.1 million and $0.2 million matching contributions to the U.K. pension plan for the three and six months ended June 30, 2023, respectively. The matching contributions for the three and six months ended June 30, 2022 were approximately $0.1 million and $0.2 million.
16. SUBSEQUENT EVENTS
On July 11, 2023, the Company announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue to accelerate its path to profitable growth. The Plan includes a reduction of approximately 170 roles, or 30% of its workforce. The Company currently estimates that it will incur charges of approximately $4.0 to $5.0 million in connection with the Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits, exit charges associated with office space reductions, and related costs. The Company expects that the majority of the restructuring charges will be incurred in the third and fourth quarters of fiscal 2023, and that the execution of the Plan will be substantially complete by the end of the fourth quarter of fiscal 2023, subject to local law and consultation requirements.

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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 10.5 million spaces under management as of June 30, 2023, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 10.5 million spaces under management as of June 30, 2023, our spatial data library is the clearinghouse for information about the built world.
•Powered by AI and ML: Artificial intelligence (“AI”) and machine learning (“ML”) technologies effectively utilize spatial data to create a robust virtual experience that is dynamic, realistic, interactive, informative and permits multiple viewing angles. AI and ML also make costly cameras unnecessary for everyday captures—subscribers can now capture their spaces by simply tapping a button on their smartphones. As a result, Matterport is a device agnostic platform, helping us more rapidly scale and drive towards our mission of digitizing and indexing the built world.

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
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and lower consumer spending. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions also have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, impacts on our marketing efforts, and effects on our suppliers. Delays, interruptions and disruptions in our supply chain have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products. While we have made improvements to our supply chain since the second half of the fiscal year 2022, we continue to work to mitigate the disruption we have experienced during the six months ended June 30, 2023. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted.
For additional information, refer to Part II Item 1A "Risk Factors.”
On July 11, 2023, the Company announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue to accelerate its path to profitable growth. The Plan includes a reduction of approximately 170 roles, or 30% of its workforce. The Company currently estimates that it will incur charges of approximately $4.0 to $5.0 million in connection with the Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits, exit charges associated with office space reductions, and related costs. The Company expects that the majority of the restructuring charges will be incurred in the third and fourth quarters of fiscal 2023, and that the execution of the Plan will be substantially complete by the end of the fourth quarter of fiscal 2023, subject to local law and consultation requirements.

Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our Pro3 and Pro2 cameras) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue and maintaining modest growth in license, product and services revenue.
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

Our subscription plans are priced from free to custom plans tailored to the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 53% and 65% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and approximately 52% and 62% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
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
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. License revenue accounted for less than 1% of our total revenue for the three and six months ended June 30, 2023 and 2022, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 27% and 18% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and approximately 25% and 16% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We derive product revenue from sales of our innovative 3D capture product. Our product line includes the Pro3 Camera, Pro2 Camera, and Matterport Axis.

Pro3 Camera: In August 2022, we launched and began shipment of our Pro3 Camera along with major updates to our industry-leading digital twin cloud platform. The Matterport Pro3 Camera is an advanced 3D capture device, which includes faster boot time, swappable batteries, and a lighter design. The Pro3 camera can perform both indoors and outdoors and is designed for speed, fidelity, versatility, and accuracy. Along with our Pro2 Camera, we expect that future sales of our Pro3 Camera will continue to drive increased adoption of our solutions.

Pro2 Camera: The Pro 2 Camera has played an integral part in shaping the 3D building and property visualization ecosystem, which has driven adoption of our solutions and has generated the unique high-quality and scaled data set that has enabled Cortex to become the pioneering software engine for digital twin creation.

Matterport Axis: A cost-effective, hands-free motor-mount accessory for smartphones.

Product revenue accounted for approximately 20% and 18% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and approximately 22% and 22% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of June 30, 2023, we had approximately 10.5 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Six Months Ended June 30,
	2023	2022
Spaces under management	10.5	8.0
Total Subscribers
We believe that our ability to increase the number of subscribers on our platform is an indicator of market penetration, the growth of our business and future revenue trends. For purposes of our business, a “subscriber” is an individual or entity that has signed up for a Matterport account during the applicable measurement period. We include both free and paid subscribers in our total subscriber count. We refer to a subscriber that has signed up for a free account and typically captures only one free space allocated to the account as a “free subscriber.” We refer to a subscriber that has signed up for one of our paid subscription levels and typically captures at least one space as a “paid subscriber.” Our paid subscribers typically enter into monthly subscriptions with us. We generally consider a single organization to be a single subscriber if the organization has entered into a discrete enterprise agreement with us, even if the organization includes multiple divisions, segments or subsidiaries that utilize our platform. If multiple individuals, divisions, segments or subsidiaries within an organization have each entered into a discrete subscription with us, we consider each individual account to be a separate subscriber.
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and six months ended June 30, 2023.

The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Free subscribers	758	554
Paid subscribers	69	62
Total subscribers	827	616

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

	Three Months Ended June 30,
	2023	2022
Net dollar expansion rate	100%	107%

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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of June 30, 2023, we had over 827,000 subscribers on our platform and approximately 10.5 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the VHT Acquisition completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.

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

We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that John Deere selected Matterport’s Digital Twin Platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of John Deere manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. As of June 30, 2023, 25% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers while streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.

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

As a result of our long-term focus and expansion strategy, we have been able to retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 100% and 107% for the three months ended June 30, 2023 and 2022, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended June 30, 2023. On a combined basis, growth in enterprise customers remains strong, but smaller customers, particularly exposed to the U.S. residential real estate market, continue to exercise caution on growing their spending as the macro environment is further influencing this cohort in the three months ended June 30, 2023.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In February 2022, we started partnering with Midland Holdings, one of the largest residential real estate (RRE) brokerages in the Greater China region, and became the first brokerage firm in the region to use Matterport digital twins to create virtual 3D experiences for its entire portfolio of properties. In March 2022, we expanded our presence in the Brazilian market via two strategic partners, Guandalini Posicionamento and PARS, to offer Matterport's spatial data platform to their enterprise customers in the AEC markets. In June 2023, we partnered with CompuSoluciones, one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, CompuSoluciones will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with Equinox Technologies, a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 44% and 43% of our subscription revenues for the three and six months ended June 30, 2023, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies.
To scale our international penetration, we implemented investments in sales and marketing efforts across the global regions. With multiple sales attachment points and a global marketing effort in place, we believe that we can continue to penetrate enterprises and businesses worldwide through channel partnerships and direct sales, as customers around the world will derive value from the universal utility and flexibility of our spatial data platform which transforms how customers interact with their physical spaces in the modern age.
Investing in Research and Innovation for Growth
We continuously evaluate our focus in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In January 2022, we completed the acquisition of Enview, Inc., a pioneer in scalable artificial intelligence (AI) for 3D spatial data, which will accelerate our development of artificial intelligence algorithms to identify natural and man-made features in geospatial data using various techniques, including deep learning, neural networks and physics-based modeling. In August 2022, we introduced major updates to our industry-leading digital twin cloud platform. Matterport has reimagined the cloud software platform that creates, publishes, and manages digital twins of buildings and spaces of any size or shape, indoors or outdoors. All of these new capabilities integrate seamlessly so customers can securely create immersive environments for their employees, customers and partners to collaborate and explore. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of deep learning and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. As with organic research and development, we adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. For example, in June 2022, we partnered with CGS Partner to deliver virtual training solutions for front-line workers across the Fortune 500. In July 2022, we partnered with Burns & McDonnell to help energy, utilities, and manufacturing industries save time and money with digital twins. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. This new offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities.
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
Product revenue—Product revenue consists of revenue from the sale of capture devices, including our Pro3 and Pro2 Cameras, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the orders and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro3 or Pro2 Camera owners to have a subscription when purchasing a Pro3 or Pro2 Camera. We will also repair Pro3 and Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
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
Cost of product revenue—Cost of product revenue consists primarily of costs associated with the manufacture of our Pro3 and Pro2 Cameras, warranty and repair expenses relating to Pro3 and Pro2 Cameras and personnel-related expenses associated with manufacturing employees including salaries, benefits, bonuses, overhead and stock-based compensation. Cost of product revenue also includes depreciation of property and equipment, costs of acquiring third-party capture devices, and costs associated with shipping devices to customers.
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

Change in Fair Value of Warrants Liability
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of June 30, 2023, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
Change in Fair Value of Contingent Earn-out Liability
The contingent obligation to issue Earn-out Shares to Matterport Legacy Stockholders was accounted for as a liability because the Earn-out triggering events determined the number of Earn-out Shares required. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model and is subject to remeasurement to fair value at each balance sheet date. Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earn-out Triggering Events were met. On January 18, 2022, all Earn-out Triggering Events occurred. Upon the occurrence of the triggering events, the Company's common stock price represented the fair value of the Earn-out Awards and the Company reclassified the outstanding Earn-out liability to additional paid-in capital as the Earn-out Shares became issuable as a fixed number of Common Shares. There will be no incremental income (expense) in the consolidated statements of operations for the fair value adjustments for the outstanding earn-out liability as all the Earn-out Shares were issued on February 1, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$20,868	$18,386	$40,715	$35,527
License	27	26	54	49
Services	10,684	5,013	19,388	8,986
Product	7,988	5,056	17,404	12,429
Total revenue	39,567	28,481	77,561	56,991
Cost of revenue:
Subscription	7,235	6,109	14,197	11,371
License	—	—	—	—
Services	8,009	3,169	14,253	6,152
Product	8,360	7,490	16,736	15,846
Total cost of revenue	23,604	16,768	45,186	33,369
Gross profit	15,963	11,713	32,375	23,622
Gross margin	40%	41%	42%	41%
Operating expenses:
Research and development	18,861	21,518	37,134	47,520
Selling, general, and administrative	56,008	59,385	110,941	130,234
Total operating expenses	74,869	80,903	148,075	177,754
Loss from operations	(58,906)	(69,190)	(115,700)	(154,132)
Other income (expense):
Interest income	1,481	1,484	2,952	2,779
Change in fair value of warrants liability	(171)	4,714	51	26,147
Change in fair value of contingent earn-out liability	—	—	—	136,043
Other income (expense), net	1,223	(1,353)	2,406	(2,674)
Total other income	2,533	4,845	5,409	162,295
Income (loss) before provision for income taxes	(56,373)	(64,345)	(110,291)	8,163
Provision for income taxes	163	289	87	893
Net income (loss)	$(56,536)	$(64,634)	$(110,378)	$7,270
Revenues
Total revenue increased by $11.1 million, or 39%, to $39.6 million during the three months ended June 30, 2023, from $28.5 million during the three months ended June 30, 2022. The increase in revenue is attributable to growth primarily driven by services, product, and subscriptions revenue.
Total revenue increased by $20.6 million, or 36%, to $77.6 million during the six months ended June 30, 2023, from $57.0 million during the six months ended June 30, 2022. The increase in revenue is attributable to growth primarily driven by services, subscription, and product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$20,868	$18,386	$2,482	13%	$40,715	$35,527	$5,188	15%
License	27	26	1	4%	54	49	5	10%
Services	10,684	5,013	5,671	113%	19,388	8,986	10,402	116%
Product	7,988	5,056	2,932	58%	17,404	12,429	4,975	40%
Total revenue	$39,567	$28,481	$11,086	39%	$77,561	$56,991	$20,570	36%
Subscription revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to higher volume of subscription plans from new subscribers and expanded use of the subscription by existing subscribers. Of the $2.5 million increase for the three months ended June 30, 2023, approximately $2.7 million was attributable to the higher volume of subscription plans from additional new subscribers, partially offset by a decrease of approximately $0.2 million from existing customers during that period. Of the $5.2 million increase for the six months ended June 30, 2023, approximately $4.6 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $0.6 million was attributable to additional sales to existing customers during that period.

License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue did not fluctuate significantly for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Services revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily attributable to increased sales of capture services, including $4.3 million and $7.5 million revenue from the acquisition of VHT for the three and six months ended June 30, 2023, respectively, and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily due to an increase in demand for our Pro3 Camera, which was launched in August 2022.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$7,235	$6,109	$1,126	18%	$14,197	$11,371	$2,826	25%
Cost of license revenue	—	—	—	—%	—	—	—	—%
Cost of services revenue	8,009	3,169	4,840	153%	14,253	6,152	8,101	132%
Cost of products revenue	8,360	7,490	870	12%	16,736	15,846	890	6%
Total cost of revenue	$23,604	$16,768	$6,836	41%	$45,186	$33,369	$11,817	35%
Total cost of revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily attributable to an increase in capture services sold, subscription services provided, and cost of products revenue.

Cost of subscription revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to increased costs related to hosting and delivery services for our platform to enhance support functions and increase our processing and hosting efficiency of digital twins globally for subscription services provided.
Cost of services revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to an increase in volume and cost related to capture services sold, including the cost of VHT services.
Cost of products revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily attributable to a loss of $1.0 million and $1.6 million for the three and six months ended June 30, 2023, respectively, arising from excess inventory and firm, non-cancelable inventory purchase commitments in excess of anticipated demand for our Pro2 camera and Axis product lines, partially offset by cost efficiencies.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross profit	$15,963	$11,713	$32,375	$23,622
Gross margin	40%	41%	42%	41%

Gross profit increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase for the periods presented was primarily due to the increase in products revenue, which also experienced improved margins, an increase in subscription revenue, which has higher gross margins in the mix, and an increase in services revenue.

Gross margin decreased to 40% during the three months ended June 30, 2023 from 41% during the three months ended June 30, 2022, primarily driven by the decrease in services gross margin due to the higher service cost attributable to VHT, partially offset by an increase in product gross margin, benefiting from the increase of volume and our efforts to mitigate the challenges caused by supply chain shortages. Gross margin increased to 42% during the six months ended June 30, 2023 from 41% during the six months ended June 30, 2022, primarily driven by an increase in product gross margin, benefiting from the increase of volume and our efforts to mitigate the challenges caused by supply chain shortages.
Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$18,861	$21,518	$(2,657)	(12)%	$37,134	$47,520	$(10,386)	(22)%

Research and development expenses decreased by $2.7 million, or 12%, to $18.9 million and by $10.4 million, or 22%, to $37.1 million for the three and six months ended June 30, 2023, respectively, from $21.5 million and $47.5 million for the three and six months ended June 30, 2022, respectively. The reduction in R&D expenses resulted from evaluation and reallocation of spend away from hardware to offerings that we expect will yield our highest possible returns, as we continue to drive innovation in our technology platform and data insights for customers. The decrease for the three months ended June 30, 2023 was primarily attributable to a $1.8 million decrease in professional services, including consulting services, a $0.5 million decrease in salary compensation expenses, and a $0.3 million decrease in stock-based compensation. The decrease for the six months ended June 30, 2023 was primarily attributable to a $5.6 million decrease in stock-based compensation, a $2.3 million decrease in professional services, and a $1.8 million decrease in salary compensation expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$56,008	$59,385	$(3,377)	(6)%	$110,941	$130,234	$(19,293)	(15)%
Selling, general and administrative expenses decreased by $3.4 million, or 6%, to $56.0 million and by $19.3 million, or 15%, to $110.9 million for the three and six months ended June 30, 2023, respectively, from $59.4 million and $130.2 million for the three and six months ended June 30, 2022, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to an $3.1 million decrease in marketing programs as we continue to mitigate our spending and drive efficiency. The decrease for the six months ended June 30, 2023 was primarily attributable to a $17.1 million decrease in stock-based compensation and a $4.2 million decrease in marketing programs, partially offset by a $4.3 million increase in personnel-related costs, including an $3.8 million increase in salaries as a result of increased headcount.
Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest income	$1,481	$1,484	$2,952	$2,779
Interest income did not fluctuate significantly for the three months ended June 30, 2023 compared to the same period in 2022. The increase for the six months ended June 30, 2023, compared to the same period in 2022 was primarily attributable to interest earned on our cash equivalents and investments.
Change in Fair Value of Warrants Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Change in fair value of warrants liability	$(171)	$4,714	$51	$26,147
We recognized an increase in fair value of warrants liability of $0.2 million during the three months ended June 30, 2023 and a decrease in fair value of $0.1 million during the six months ended June 30, 2023, respectively, due to the change in the fair value of our outstanding Private Warrants primarily driven by the underlying stock price and volatility. As of June 30, 2023, there were 1.7 million Private Warrants outstanding.

Change in Fair Value of Contingent Earn-out Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$—	$—	$—	$136,043
As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding to eligible recipients on February 1, 2022.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Other income (expense), net	$1,223	$(1,353)	$2,406	$(2,674)
Other expense increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily due to accretion of discounts, net of amortization related to investment premiums.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Provision for income taxes	$163	$289	$87	$893
For the three and six months ended June 30, 2023, our provision for income taxes reflects an effective tax rate of (0.3)% and (0.1)%, respectively. Our provision for income taxes for the three and six months ended June 30, 2022 reflects an effective tax rate of (0.4)% and 10.9%, respectively. Our effective tax rates for the periods presented differ from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GAAP loss from operations	$(58,906)	$(69,190)	$(115,700)	$(154,132)
Add back: stock based compensation expense, net	34,449	32,889	67,560	88,977
Add back: acquisition-related costs	—	900	—	1,072
Add back: Amortization expense of acquired intangible assets	443	265	886	525
Add back: Payroll tax related to contingent earn-out share issuance	—	—	—	1,164
Non-GAAP loss from operations	$(24,014)	$(35,136)	$(47,254)	$(62,394)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(32,839)	$(58,278)
Less: purchases of property and equipment	101	866
Less: capitalized software and development costs	5,248	7,086
Free cash flow	$(38,188)	$(66,230)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of June 30, 2023, we had cash, cash equivalents and investments of approximately $445.6 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$82,316	$117,128
Investments	363,295	359,774
Total cash, cash equivalents, and investments	$445,611	$476,902
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
Other commitments
We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of June 30, 2023, our 12-month lease obligations (through June 30, 2024) totaled approximately $1.4 million, or approximately $2.2 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of June 30, 2023 totaled approximately $21.1 million and are due through the year ending December 31, 2025.
Cash Flows

The following table set forth a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(32,839)	$(58,278)
Investing activities	$(4,027)	$34,155
Financing activities	$1,866	$(1,612)
Net Cash Used in Operating Activities
Net cash used in operating activities was $32.8 million for the six months ended June 30, 2023. This amount primarily consisted of a net loss of $110.4 million, offset by non-cash charges of $71.2 million, and a change in net operating assets and liabilities of $6.3 million. The non-cash charges primarily consisted of $63.3 million of stock-based compensation expense and $9.1 million of depreciation and amortization expense, partially offset by $2.3 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in deferred revenue and accruals and other liabilities and a decrease in accounts receivable and prepaid and other assets, partially offset by an increase in inventories.
Net cash used in operating activities was $58.3 million for the six months ended June 30, 2022. This amount primarily consisted of a net loss of $7.3 million, offset by non-cash gains of $67.0 million, and a change in net operating assets and liabilities of $1.4 million. The non-cash gains primarily consisted of $26.1 million of change in fair value of warrants liability and $136.0 million of change in fair value of contingent earn-out liability, partially offset by $5.6 million of depreciation and amortization expense, $87.2 million of stock-based compensation expense, and $1.8 million of amortization of investment premiums, net of accretion of discounts. Changes of net operating assets and liabilities primarily consisted of an increase in accounts payable, deferred revenue, accruals and other liabilities, which was partially offset by an increase in account receivable and prepaid and other assets.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $4.0 million for the six months ended June 30, 2023. This amount primarily consisted of investments in available-for-sale securities of $251.6 million, capitalized software and development costs of $5.2 million, consideration paid (net of cash acquired) for business acquisitions of $1.7 million, and purchases of property and equipment of $0.1 million, partially offset by maturities of marketable securities investments of $254.6 million.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2023. This amount primarily consisted of $2.2 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by a $0.3 million payment for taxes related to the net settlement of equity awards.
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2022. This amount primarily consisted of $34.4 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants, and $4.9 million of proceeds from the exercise of stock.

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

We believe that the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K for the fiscal year ended December 31, 2022 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as filed in such report. Refer to Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report for more information on our adoption of new accounting guidance.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Matterport is subject to market risk, primarily relating to potential losses arising from adverse changes in foreign currency exchange rates.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements as of June 30, 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties are currently engaged in discovery. Trial is scheduled to begin November 13, 2023.
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

We have international operations with sales outside the U.S., and we continue to expand internationally. In addition, our global supply chain is large and complex and the majority of our supplier facilities are located outside the U.S. As a result, our operations and performance depend significantly on global and regional economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

MATTERPORT, INC.

Date: August 8, 2023	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)