Form 10-Q
period 2023-09-30
Matterport, Inc./DE
filed 2023-11-07
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 305,660,331 shares of Class A common stock outstanding as of October 31, 2023.

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$80,142	$117,128
Short-term investments	327,682	355,815
Accounts receivable, net of allowance of $897 and $1,212, as of September 30, 2023 and December 31, 2022, respectively	17,205	20,844
Inventories	12,342	11,061
Prepaid expenses and other current assets	8,929	13,084
Total current assets	446,300	517,932
Property and equipment, net	32,821	30,559
Operating lease right-of-use assets	1,547	2,515
Long-term investments	21,881	3,959
Goodwill	69,593	69,593
Intangible assets, net	9,562	10,890
Other assets	7,502	4,947
Total assets	$589,206	$640,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,594	$8,331
Deferred revenue	22,163	16,731
Accrued expenses and other current liabilities	15,344	23,916
Total current liabilities	46,101	48,978
Warrants liability	239	803
Deferred revenue, non-current	2,296	1,201
Other long-term liabilities	514	5,502
Total liabilities	49,150	56,484
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; and 305,562 shares and 290,541 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	31	29
Additional paid-in capital	1,275,153	1,168,313
Accumulated other comprehensive loss	(599)	(5,034)
Accumulated deficit	(734,529)	(579,397)
Total stockholders’ equity	540,056	583,911
Total liabilities and stockholders’ equity	$589,206	$640,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$22,850	$18,981	$63,565	$54,508
License	28	21	82	70
Services	9,936	10,015	29,324	19,001
Product	7,828	8,976	25,232	21,405
Total revenue	40,642	37,993	118,203	94,984
Cost of revenue:
Subscription	7,379	6,592	21,576	17,963
License	—	—	—	—
Services	6,725	6,553	20,978	12,705
Product	6,641	8,457	23,377	24,303
Total cost of revenue	20,745	21,602	65,931	54,971
Gross profit	19,897	16,391	52,272	40,013
Operating expenses:
Research and development	15,577	19,084	52,711	66,604
Selling, general, and administrative	53,719	56,293	164,660	186,527
Total operating expenses	69,296	75,377	217,371	253,131
Loss from operations	(49,399)	(58,986)	(165,099)	(213,118)
Other income (expense):
Interest income	1,573	1,691	4,525	4,470
Change in fair value of warrants liability	513	—	564	26,147
Change in fair value of contingent earn-out liability	—	—	—	136,043
Other income (expense), net	2,669	(981)	5,075	(3,655)
Total other income	4,755	710	10,164	163,005
Loss before provision for income taxes	(44,644)	(58,276)	(154,935)	(50,113)
Provision for (benefit from) income taxes	110	(17)	197	876
Net loss	$(44,754)	$(58,259)	$(155,132)	$(50,989)
Net loss per share, basic and diluted	$(0.15)	$(0.20)	$(0.52)	$(0.18)
Weighted-average shares used in per share calculation, basic and diluted	303,432	286,458	298,226	281,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(44,754)	$(58,259)	$(155,132)	$(50,989)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	514	72	4,435	(6,039)
Other comprehensive income (loss)	$514	$72	$4,435	$(6,039)
Comprehensive loss	$(44,240)	$(58,187)	$(150,697)	$(57,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080
Net loss	—	—	—	—	(56,536)	(56,536)
Other comprehensive income	—	—	—	1,698	—	1,698
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,871	—	1,509	—	—	1,509
Stock-based compensation	—	—	34,751	—	—	34,751
Balance as of June 30, 2023	300,571	$30	$1,242,360	$(1,113)	$(689,775)	$551,502
Net loss	—	—	—	—	(44,754)	(44,754)
Other comprehensive income	—	—	—	514	—	514
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,875	1	1,113	—	—	1,114
Issuance of common stock in connection with acquisitions	116	—	1,827	—	—	1,827
Stock-based compensation	—	—	29,853	—	—	29,853
Balance as of September 30, 2023	305,562	$31	$1,275,153	$(599)	$(734,529)	$540,056

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net income	—	—	—	—	71,904	71,904
Other comprehensive loss	—	—	—	(4,635)	—	(4,635)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	6,295	1	(14,498)	—	—	(14,497)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	76	—	—	76
Issuance of common stock to a customer	100	—	559	—	—	559
Issuance of common stock upon exercise of public warrants	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	1,215	—	19,118	—	—	19,118
Issuance of earn-out shares upon triggering events, net of tax withholding	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	242,430	—	—	242,430
Stock-based compensation	—	—	61,097	—	—	61,097
Balance as of March 31, 2022	281,271	$28	$1,061,938	$(6,174)	$(396,154)	$659,638
Net loss	—	—	—	—	(64,634)	(64,634)
Other comprehensive loss	—	—	—	(1,476)	—	(1,476)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	2,340	—	2,701	—	—	2,701
Issuance of common stock to a customer	32	—	179			179
Stock-based compensation	—	—	34,799	—	—	34,799
Balance as of June 30, 2022	283,643	$28	$1,099,617	$(7,650)	$(460,788)	$631,207
Net loss	—	—	—	—	(58,259)	(58,259)
Other comprehensive income	—	—	—	72	—	72
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	3,757	1	399	—	—	400
Issuance of common stock in connection with acquisitions	8	—	101	—	—	101
Stock-based compensation	—	—	32,306	—	—	32,306
Balance as of September 30, 2022	287,408	$29	$1,132,423	$(7,578)	$(519,047)	$605,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,132)	$(50,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,130	9,237
Amortization of investment premiums, net of accretion of discounts	(5,511)	2,517
Stock-based compensation, net of amounts capitalized	90,674	116,738
Cease use of certain leased facilities	123	—
Change in fair value of warrants liability	(564)	(26,147)
Change in fair value of contingent earn-out liability	—	(136,043)
Deferred income taxes	(185)	(27)
Allowance for doubtful accounts	150	343
Loss of excess inventory and purchase obligation	1,592	52
Other	(60)	629
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,489	(7,379)
Inventories	(6,833)	(6,135)
Prepaid expenses and other assets	2,491	(5,348)
Accounts payable	263	(4,154)
Deferred revenue	6,527	3,167
Accrued expenses and other liabilities	529	4,181
Net cash used in operating activities	(48,317)	(99,358)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(112)	(1,417)
Capitalized software and development costs	(7,528)	(9,890)
Purchase of investments	(368,119)	(87,997)
Maturities of investments	388,201	194,241
Business acquisitions, net of cash acquired	(4,116)	(51,874)
Net cash provided by investing activities	8,326	43,063
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sales of shares through employee equity incentive plans	3,309	5,292
Payments for taxes related to net settlement of equity awards	(329)	(34,424)
Proceeds from exercise of warrants	—	27,844
Other	—	76
Net cash provided by (used in) financing activities	2,980	(1,212)
Net change in cash, cash equivalents, and restricted cash	(37,011)	(57,507)
Effect of exchange rate changes on cash	25	(628)
Cash, cash equivalents, and restricted cash at beginning of year	117,128	139,987
Cash, cash equivalents, and restricted cash at end of period	$80,142	$81,852

Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$—	$896
Reclassification of remaining contingent Earn-out liability upon triggering events	$—	$242,430
Common stock issued in connection with acquisition	$5,748	$19,219
Unpaid cash consideration in connection with acquisition	$—	$4,348
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 - Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the three and nine months ended September 30, 2023.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
No customer accounted for more than 10% of the Company’s total accounts receivable at September 30, 2023 and December 31, 2022. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restructuring Costs
The Company’s restructuring costs consist of a one-time payment of termination benefits and the ongoing cost of benefits related to the reduction of its workforce and other costs, and the charges related to the cease use of certain facilities to align with the Company’s anticipated operating needs. The timing of recognition for severance costs depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefit costs covered by existing benefit arrangements are recognized when management has committed to a restructuring plan and has determined the severance costs are probable and estimable. Other costs primarily consist of cease use charges for the related operating lease right-of-use assets for office leases, which are recognized ratably from the decision date to the cease-use date.
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
3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$26,667	$25,310	$76,130	$58,187
International	13,975	12,683	42,073	36,797
Total revenue	$40,642	$37,993	$118,203	$94,984
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over time revenue	$32,786	$28,996	$92,889	$73,509
Point-in-time revenue	7,856	8,997	25,314	21,475
Total	$40,642	$37,993	$118,203	$94,984

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The accounts receivable and contract balances as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$15,351	$19,037
Unbilled accounts receivable	$1,854	$1,807
Deferred revenue	$24,459	$17,932
During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $13.3 million and $8.6 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $62.0 million at the end of September 30, 2023 and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of September 30, 2023 were $41.7 million, and the remaining obligations are expected to be recognized thereafter.

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

Under the terms of the Purchase Agreement, the consideration consisted of an all-cash purchase price of $23.0 million subject to certain adjustments based on a determination of closing net working capital, transaction expenses, cash and investments and closing indebtedness. The total purchase consideration for the VHT Acquisition was $22.7 million.

The Company has accounted for the VHT Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on the estimated fair values at the VHT Acquisition Date, as presented in the following table (in thousands):

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
(in thousands, except per share data)
Total revenue	$38,345	$105,432
Net loss	$(58,118)	$(50,103)
Basic earnings per share	$(0.20)	$(0.18)
Diluted earnings per share	$(0.20)	$(0.18)

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

Amount
Cash (1)	$39,336
Common stock (1.6 million shares) (2)	24,988
Total	$64,324
(1) The Company paid $2.4 million and $4.3 million in cash consideration during the three and nine months ended September 30, 2023, respectively and nil and $35.0 million in cash consideration during the three and nine months ended September 30, 2022.
(2) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share. The Company issued 0.1 million and 0.4 million shares during the three and nine months ended September 30, 2023, respectively, and nil and 1.2 million shares during the three and nine months ended September 30, 2022.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Acquisition-related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company incurred $0.2 million and $1.6 million of acquisition-related costs for the three and nine months ended September 30, 2022, respectively. There were no acquisition-related costs incurred for the three and nine months ended September 30, 2023.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of September 30, 2023 and December 31, 2022, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three and nine months ended September 30, 2023 and 2022, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(1,876)	$3,524	$5,400	$(1,065)	$4,335
Customer relationships	6,900	(862)	6,038	6,900	(345)	6,555
Total	$12,300	$(2,738)	$9,562	$12,300	$(1,410)	$10,890
The Company recognized amortization expense of $0.4 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three and nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of September 30, 2023 (in thousands):

Amount
Remaining 2023	$442
2024	1,770
2025	1,770
2026	1,770
2027	705
2028 and thereafter	3,105
Total future amortization expense	$9,562

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of September 30, 2023 and 2022 and the rollforward for three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance—beginning of period	$(933)	$(421)	$(1,212)	$(291)
Increase in reserves	(101)	(148)	(150)	(343)
Write-offs	137	—	465	65
Balance—end of period	$(897)	$(569)	$(897)	$(569)
Inventories—Inventories as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$1,136	$2,112
Work in process	7,094	3,477
Purchased parts and raw materials	4,112	5,472
Total inventories	$12,342	$11,061
Property and Equipment, Net—Property and equipment as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$4,060	$3,948
Furniture and fixtures	355	355
Leasehold improvements	718	734
Capitalized software and development costs	70,630	55,662
Total property and equipment	75,763	60,699
Accumulated depreciation and amortization	(42,942)	(30,140)
Total property and equipment, net	$32,821	$30,559
Depreciation and amortization expenses of property and equipment were $4.6 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $12.8 million and $8.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended September 30, 2023 and 2022 were $4.7 million and $5.7 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the nine months ended September 30, 2023 and 2022 were $15.0 million and $21.4 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.
Amortization expense was $4.4 million and $3.0 million for three months ended September 30, 2023 and 2022, respectively, of which $4.0 million and $2.8 million was recorded to cost of revenue related to subscription and $0.4 million and $0.2 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $12.2 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively, of which $11.2 million and $7.0 million was recorded to cost of revenue related to subscription and $1.0 million and $0.8 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$5,002	$5,609
Tax payable	1,203	1,669
ESPP contribution	871	341
Current unpaid acquisition consideration	—	6,109
Short-term operating lease liabilities	1,293	1,267
Accrued loss on firm inventory purchase commitments	31	3,991
Other current liabilities	6,944	4,930
Total accrued expenses and other current liabilities	$15,344	$23,916
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$60,730	$—	$—	$60,730
Total cash equivalents	$60,730	$—	$—	$60,730
Short-term investments:
U.S. government and agency securities	$238,503	$—	$—	$238,503
Non-U.S. government and agency securities	—	19,681	—	19,681
Corporate debt securities	—	41,757	—	41,757
Commercial paper	—	27,741	—	27,741
Total short-term investments	$238,503	$89,179	$—	$327,682
Long-term investments:
U.S. government and agency securities	$21,881	$—	$—	$21,881
Total long-term investments	$21,881	$—	$—	$21,881

Total assets measured at fair value	$321,114	$89,179	$—	$410,293

Financial Liabilities:
Private warrants liability	$—	$—	$239	$239
Total liabilities measured at fair value	$—	$—	$239	$239

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$51,557	$—	$—	$51,557
Total cash equivalents	$51,557	$—	$—	$51,557
Short-term investments:
U.S. government and agency securities	$181,714	$—	$—	$181,714
Non-U.S. government and agency securities	—	24,946	—	24,946
Corporate debt securities	—	114,113	—	114,113
Commercial paper	—	35,042	—	35,042
Total short-term investments	$181,714	$174,101	$—	$355,815
Long-term investments:
Corporate debt securities	$—	$3,959	$—	$3,959
Total long-term investments	$—	$3,959	$—	$3,959

Total assets measured at fair value	$233,271	$178,060	$—	$411,331

Financial Liabilities:
Private warrants liability	$—	$—	$803	$803
Total liabilities measured at fair value	$—	$—	$803	$803

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$260,661	$—	$(277)	$260,384
Non-U.S. government and agency securities	19,741	—	(60)	19,681
Corporate debt securities	41,934	—	(177)	41,757
Commercial paper	27,774	—	(33)	27,741
Total available-for-sale investments	$350,110	$—	$(547)	$349,563

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,371	$—	$(3,657)	$181,714
Non-U.S. government and agency securities	24,989	—	(44)	24,945
Corporate debt securities	119,396	—	(1,324)	118,072
Commercial paper	35,052	—	(9)	35,043
Total available-for-sale investments	$364,808	$—	$(5,034)	$359,774
As of September 30, 2023, the gross unrealized losses of $0.5 million are substantially all in a continuous unrealized loss position for less than 12 months, which were related to $341.6 million of available-for-sale debt securities. As of December 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $49.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $4.8 million, which were related to $291.0 million of available-for-sale debt securities.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for sale debt securities during the three and nine months ended September 30, 2023 and 2022.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of September 30, 2023, by contractual years-to-maturity (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$328,208	$327,682
Due between one and three years	21,902	21,881
Total	$350,110	$349,563

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which include agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of September 30, 2023, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2023	$6,337
2024	9,125
2025	185
Thereafter	—
Total	$15,647
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties have completed discovery. Trial is scheduled to begin November 13, 2023.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss but stayed the action pending the resolution of the Texas case.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of September 30, 2023 and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of September 30, 2023 as follows (in thousands):

September 30, 2023
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	59,325
Shares available for future grant under 2021 Employee Stock Purchase Plan	11,378
Shares available for future grant under 2021 Incentive Award Plan	10,676
Total shares of common stock reserved	83,087
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Gains/Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	4,435	4,435
Balance at September 30, 2023	$(52)	$(547)	$(599)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(6,039)	(6,039)
Balance at September 30, 2022	$(52)	$(7,526)	$(7,578)
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
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received in January 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption. A total of 1.7 million Private Warrants remained outstanding as of September 30, 2023 and December 31, 2022. No Private Warrants have been exercised during the three and nine months ended September 30, 2023.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increase or decrease in the expected volatility in isolation would result in a significant change in fair value measurement. The Private Warrants were valued at $0.14 per unit as of September 30, 2023.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of September 30, 2023:

September 30, 2023
Current stock price	$2.17
Strike price	$11.50
Expected term (in years)	2.81
Expected volatility	62.0%
Risk-free interest rate	4.7%
Expected dividend yield	—%
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liability as of September 30, 2023 (in thousands):

Total Warrants Liability
Fair value at December 31, 2022	$803
Change in fair value	(564)
Fair value at September 30, 2023	$239
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Matterport legacy Stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued an aggregate of 21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations during the nine months ended September 30, 2022.
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
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of September 30, 2023, a total of 10.7 million shares remained available for future grant under the Company’s 2021 Plan.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. As of September 30, 2023, a total of 11.4 million shares of our common stock remained available for sale under our 2021 ESPP.

For the three and nine months ended September 30, 2023, there were nil and 0.5 million, shares of common stock purchased under the 2021 ESPP.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for nine months ended September 30, 2023 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	33,417	$0.65	6.1	$71,842
Expired or canceled	(409)	0.64
Exercised	(3,615)	0.57		$8,358
Balance—September 30, 2023	29,393	$0.66	5.5	$44,394
Options vested and exercisable—September 30, 2023	28,166	$0.65	5.5	$42,887
As of September 30, 2023, unrecognized stock-based compensation expense related to unvested options was $0.4 million, which is expected to be amortized over a weighted-average vesting period of 0.8 years.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the nine months ended September 30, 2023 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2022	37,176	$10.47
Granted	10,069	2.92
Vested	(10,552)	10.29
Canceled or forfeited	(6,761)	6.09
Balance—September 30, 2023	29,932	$8.98

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
As of September 30, 2023, unrecognized compensation costs related to unvested RSUs and PRSUs were $239.4 million and $1.3 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.1 years and 1.0 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
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
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million of these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the nine months ended September 30, 2022, as both the Triggering event condition was satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter.
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine fair value of our 2021 ESPP:

	Nine Months Ended September 30,
	2023	2022
Expected term	0.5 - 2.0 years	0.5 – 2.0 years
Expected volatility	36.1 - 47.3%	34.4 – 47.4%
Risk-free interest rate	0.6 - 5.4%	0.2 – 2.7%
Expected dividend yield	0%	0%

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of September 30, 2023, unrecognized compensation cost related to the 2021 ESPP was $1.1 million, which is expected to be recognized over the remaining weighted-average service period of 1.2 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$782	$912	$2,468	$3,819
Research and development	5,731	6,362	20,984	27,246
Selling, general, and administrative	20,908	22,231	67,222	85,673
Stock-based compensation, net of amounts capitalized	27,421	29,505	90,674	116,738
Capitalized stock-based compensation	2,432	2,801	7,440	11,464
Total stock-based compensation	$29,853	$32,306	$98,114	$128,202
13. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Tax benefit and tax expense for the three and nine months ended September 30, 2023 and 2022 were primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of September 30, 2023, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for per share data). Diluted net loss per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator :
Net loss attributable to common stockholders	$(44,754)	$(58,259)	$(155,132)	$(50,989)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	303,432	286,458	298,226	281,729
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.20)	$(0.52)	$(0.18)

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

	As of September 30,
	2023	2022
Private warrants	1,708	1,708
Common stock options outstanding	29,393	34,546
Unvested RSUs	29,932	36,143
ESPP shares	1,734	1,849
Total potentially dilutive common stock equivalents	62,767	74,246

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. RESTRUCTURING

July 2023 Restructuring Plan

In July 2023, the Company announced a restructuring plan (the "2023 Plan") intended to reduce operating costs and continue to accelerate its path to profitable growth. As part of the 2023 Plan, the Company commenced a workforce reduction of approximately 30%. The Company also recorded accelerated amortization costs to real estate operating lease right-of-use assets, which was primarily related to the cease use of certain leased office spaces to adjust our office space footprint to better align with the needs of our operation and the remote-work organizational structure.

Restructuring charges during the three and nine months ended September 30, 2023 were as follows (in thousands):

	Severance and Other Personnel Costs	Office Space Reductions(1)	Total
Cost of revenue - Subscription	$5	$—	$5
Cost of revenue - Services	152	—	152
Cost of revenue - Product	151	—	151
Cost of revenue	308	—	308
Research and development	600	—	600
Selling, general, and administrative	2,116	123	2,239
Total restructuring charge	$3,024	$123	$3,147
(1) Office space reductions primarily represent the accelerated amortization expense related to operating lease right-of-use assets.

We expect that the execution of the 2023 Plan will be substantially complete by the end of the fourth quarter of fiscal 2023, subject to local law and consultation requirements. The Company currently estimates the charges of approximately $4.0 million in connection with the 2023 Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits, exit charges associated with office space reductions, and related costs. As of September 30, 2023, there were $0.2 million restructuring-related liabilities were recorded in accrued expenses and other current liabilities, primarily related to the unpaid severance costs.

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
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 11.1 million spaces under management as of September 30, 2023, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 11.1 million spaces under management as of September 30, 2023, our spatial data library is the clearinghouse for information about the built world.
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

Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and cautious consumer spending. In addition, the war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact on our marketing efforts, and effects on our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. Our recent cost-restructuring efforts are helping us to improve our operational excellence and to mitigate the impact of these macroeconomic and geopolitical conditions.
For additional information, refer to Part II Item 1A "Risk Factors.”
In July 2023, we initiated the 2023 Plan to reduce operating costs and continue to accelerate our path to profitable growth. This includes a workforce reduction of approximately 30% and the cease use of certain lease office spaces. The Company expects that the execution of the 2023 Plan will be substantially complete by the end of the fourth quarter of fiscal 2023, subject to local law and consultation requirements. The Company currently estimates the charges of approximately $4.0 million in connection with the 2023 Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits, exit charges associated with office space reductions, and related costs.
Restructuring charges during the three and nine months ended September 30, 2023 were as follows (in thousands):

	Severance and Other Personnel Costs	Office Space Reductions	Total
Cost of revenue - Subscription	$5	$—	$5
Cost of revenue - Services	152	—	152
Cost of revenue - Product	151	—	151
Cost of revenue	308	—	308
Research and development	600	—	600
Selling, general, and administrative	2,116	123	2,239
	$3,024	$123	$3,147

Refer to Note 15 to our condensed consolidated financial statements for further information on our restructuring charges.

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
We serve customers of all sizes, at every stage of maturity, from individuals to large enterprises, and we see opportunities for growth across all of our customer segments. We are particularly focused on increasing sales efficiency, driving customer growth, and recurring revenue growth from large enterprises.
Subscription Revenue
Our AI-powered spatial data platform creates high-fidelity and high-accuracy digital twins of physical spaces and generates valuable data analytics and insights for customers. We derive subscription revenue from the sale of subscription plans to subscribers of all sizes ranging from individuals to large enterprises.
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 56% and 50% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and approximately 54% and 57% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
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
License Revenue
We also offer data license solutions that allow certain customers to use our digital twin data for their own needs. License revenue accounted for less than 1% of our total revenue for the three and nine months ended September 30, 2023 and 2022, respectively. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We expect our license revenue to fluctuate from quarter to quarter based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each quarter.
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 24% and 26% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and approximately 25% and 20% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.

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
Product revenue accounted for approximately 19% and 24% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and approximately 21% and 23% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of September 30, 2023, we had approximately 11.1 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Nine Months Ended September 30,
	2023	2022
Spaces under management	11.1	8.7
Total Subscribers
We believe that our ability to increase the number of subscribers on our platform is an indicator of market penetration, growth of our business and future revenue trends. For purposes of our business, a “subscriber” is an individual or entity that has signed up for a Matterport account during the applicable measurement period. We include both free and paid subscribers in our total subscriber count. We refer to a subscriber that has signed up for a free account and typically captures only one free space allocated to the account as a “free subscriber.” We refer to a subscriber that has signed up for one of our paid subscription levels and typically captures at least one space as a “paid subscriber.” Our paid subscribers typically enter into monthly subscriptions with us. We generally consider a single organization to be a single subscriber if the organization has entered into a discrete enterprise agreement with us, even if the organization includes multiple divisions, segments or subsidiaries that utilize our platform. If multiple individuals, divisions, segments or subsidiaries within an organization have each entered into a discrete subscription with us, we consider each individual account to be a separate subscriber.
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform, and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and nine ended September 30, 2023.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Free subscribers	816	594
Paid subscribers	71	63
Total subscribers	887	657

Net Dollar Expansion Rate
We believe our ability to retain and grow the subscription revenue generated by our existing subscribers is an important measure of the health of our business and our future growth prospects. We track our performance in this area by measuring our net dollar expansion rate from the same set of customers across comparable periods. We calculate this metric on a quarterly basis by comparing the aggregate amount of subscription revenue attributable to a subscriber cohort for the most recent quarter divided by the amount of subscription revenue attributable to the same subscriber cohort for the same quarter in the previous fiscal year. Our calculation for the applicable quarter includes any subscriber in the cohort that upgrades or downgrades the subscriber’s respective subscription level or churns. Our net dollar expansion rate can fluctuate from quarter to quarter due to a number of factors, including, but not limited to, the number of subscribers that upgrade or downgrade their respective subscription levels, or a higher or lower churn rate during any given quarter.

	Three Months Ended September 30,
	2023	2022
Net dollar expansion rate	106%	106%

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

Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of September 30, 2023, we had over 887,000 subscribers on our platform and approximately 11.1 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the VHT Acquisition completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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
We are particularly focused on acquiring and retaining large enterprise subscribers due to the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that John Deere selected Matterport’s Digital Twin Platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of John Deere manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with Procore Technologies Inc., a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Procore users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. As of September 30, 2023, 25% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers while streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.

Retention and Expansion of Existing Subscribers
Our ability to increase revenue depends in part on retaining our existing subscribers and expanding their use of our platform. We offer an integrated, comprehensive set of solutions including spatial data capturing, digital twin creation, publication, vertical-market specific content, and property analytics. We have a variety of subscription plans to meet the needs of every subscriber, including free subscription plans and several standard paid subscription plans, and we are able to provide customized subscription plans tailored to the specific needs of large enterprises. As we seek to develop long-term subscriber relationships, our value proposition to subscribers is designed to serve the entirety of the property lifecycle, from design and build to maintenance and operations, promotion, insure, repair, restore, secure and finance. As a result, we believe we are uniquely positioned to grow our revenue with our existing subscribers as our platform helps them discover opportunities to drive both short and long term returns on their property investments.
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
As a result of our long-term focus and expansion strategy, we have been able to retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 106% and 106% for the three months ended September 30, 2023 and 2022, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended September 30, 2023. On a combined basis, growth in enterprise customers remains strong, but smaller customers, particularly those exposed to the U.S. residential real estate market, continue to exercise caution on growing their spending as the macro environment has further influenced this cohort during the three months ended September 30, 2023.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with CompuSoluciones, one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, CompuSoluciones will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with Equinox Technologies, a distributor of global technologies and managed security services, to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 42% and 43% of our subscription revenues for the three and nine months ended September 30, 2023, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.
Investing in Research and Innovation for Growth
We continuously evaluate our focus in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaboration with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of deep learning and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. In September 2023, we announced the launch of a beta program for the next generation of intelligent digital twins with powerful new capabilities fueled by the Company’s rapid advancements in AI and data science. Customers can access automated measurements, layouts, editing, and reporting capabilities generated from their digital twins. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. Our philosophy is to adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
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
Subscription revenue — We provide our software as a service on our Matterport platform. Subscribers use our platform under different subscription levels based on the number of active spaces. We typically bill our subscribers monthly or annually in advance based on their subscription level and recognize revenue from subscriptions for our services over the term of the subscription.
License revenue — We provide spatial data to customers in exchange for payment of a license fee. Under these license arrangements, customers take right to possession of the spatial data and pay a fee for an agreed scope of use.
Services revenue — Services revenue consist of capture services and add-on services. Capture services consist of professional services in which a Matterport-qualified third-party technician will provide on-site digital capture services for the customer. With the consummation of the VHT Acquisition in July 2022, our capture solutions expanded to include photos, videos, drone imaging and digital marketing services. Under the capture service arrangements, we pay the third-party technician and bill the customer directly. Add-on services consist of additional software features that the customer can purchase. These services are typically provided by third parties under our direction and oversight, and we pay the third party and bill the subscriber directly for the provisions of such services.
Product revenue — Product revenue consists of revenue from the sale of capture devices, including our Pro3 and Pro2 Cameras, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the orders and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro3 or Pro2 Camera owners to have a subscription when purchasing a Pro3 or Pro2 Camera. We will also repair Pro3 and Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
Cost of Revenue
Cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue, and cost of product revenue.
Cost of subscription revenue — Cost of subscription revenue consists primarily of costs associated with hosting and delivery services for our platform to support our subscribers and other users of our subscribers’ spatial data, along with our customer support operations. Cost of subscription revenue also includes amortization of internal-use software and stock-based compensation.
Cost of license revenue — Cost of license revenue consists primarily of costs associated with data curation and delivery costs associated with providing spatial data to customers.
Cost of services revenue — Cost of services revenue consists primarily of costs associated with capture services and costs for add-on features. Costs for capture services are primarily attributable to services rendered by third-party technicians that digitally capture spaces on behalf of the applicable customer, as well as administration and support costs associated with managing the program. Costs for add-on features are primarily attributable to services rendered by third-party contractors that develop the floor plans or other add-ons applications purchased by our subscribers as well as support costs associated with delivering the applications.
Cost of product revenue — Cost of product revenue consists primarily of costs associated with the manufacture of our Pro3 and Pro2 Cameras, warranty and repair expenses relating to Pro3 and Pro2 Cameras and personnel-related expenses associated with manufacturing employees including salaries, benefits, bonuses, overhead and stock-based compensation. Cost of product revenue also includes depreciation of property and equipment, costs of acquiring third-party capture devices, and costs associated with shipping devices to customers.
Operating Expenses
Our operating expenses consist primarily of research and development expenses, selling, general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include overhead costs.
Research and development expenses — Research and development expenses consist primarily of personnel-related expenses associated with our research and development employees, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include third-party contractor or professional services fees, and software and subscription services dedicated for use by our research and development organization. In addition, research and development expenses that qualify as internal-use software development costs are capitalized.
Selling, general and administrative expenses — Selling, general, and administrative expenses consist primarily of personnel-related expenses associated with our sales and marketing, finance, legal, information technology, human resources, facilities, and administrative employees, including salaries, benefits, bonuses, sales commissions, and stock-based compensation. We capitalize and amortize commissions associated with attracting new paid subscribers and services revenue equal to a period of three years, which is the estimated period for which we expect to benefit from the sales commissions. Selling, general and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services, and other corporate expenses.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and investments.

Change in Fair Value of Warrants Liability
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of September 30, 2023, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$22,850	$18,981	$63,565	$54,508
License	28	21	82	70
Services	9,936	10,015	29,324	19,001
Product	7,828	8,976	25,232	21,405
Total revenue	40,642	37,993	118,203	94,984
Cost of revenue:
Subscription	7,379	6,592	21,576	17,963
License	—	—	—	—
Services	6,725	6,553	20,978	12,705
Product	6,641	8,457	23,377	24,303
Total cost of revenue	20,745	21,602	65,931	54,971
Gross profit	19,897	16,391	52,272	40,013
Gross margin	49%	43%	44%	42%
Operating expenses:
Research and development	15,577	19,084	52,711	66,604
Selling, general, and administrative	53,719	56,293	164,660	186,527
Total operating expenses	69,296	75,377	217,371	253,131
Loss from operations	(49,399)	(58,986)	(165,099)	(213,118)
Other income (expense):
Interest income	1,573	1,691	4,525	4,470
Change in fair value of warrants liability	513	—	564	26,147
Change in fair value of contingent earn-out liability	—	—	—	136,043
Other income (expense), net	2,669	(981)	5,075	(3,655)
Total other income	4,755	710	10,164	163,005
Loss before provision for income taxes	(44,644)	(58,276)	(154,935)	(50,113)
Provision for (benefit from) income taxes	110	(17)	197	876
Net loss	$(44,754)	$(58,259)	$(155,132)	$(50,989)
Revenues
Total revenue increased by $2.6 million, or 7%, to $40.6 million during the three months ended September 30, 2023, from $38.0 million during the three months ended September 30, 2022. The increase in revenue is attributable to growth primarily driven by subscriptions revenue, partially offset by decreases in product and services revenue.
Total revenue increased by $23.2 million, or 24%, to $118.2 million during the nine months ended September 30, 2023, from $95.0 million during the nine months ended September 30, 2022. The increase in revenue is attributable to growth primarily driven by services, subscription, and product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$22,850	$18,981	$3,869	20%	$63,565	$54,508	$9,057	17%
License	28	21	7	33%	82	70	12	17%
Services	9,936	10,015	(79)	(1)%	29,324	19,001	10,323	54%
Product	7,828	8,976	(1,148)	(13)%	25,232	21,405	3,827	18%
Total revenue	$40,642	$37,993	$2,649	7%	$118,203	$94,984	$23,219	24%
Subscription revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to a subscription price increase implemented in July 2023, higher volume of subscription plans from new subscribers, and expanded use of the subscription by existing subscribers. Of the $3.9 million increase for the three months ended September 30, 2023, approximately $3.0 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $0.9 million from existing customers during that period. Of the $9.1 million increase for the nine months ended September 30, 2023, approximately $3.9 million was attributable to the higher volume of subscription plans from additional new subscribers and approximately $5.2 million was attributable to additional sales to existing customers during that period.
License revenue can fluctuate from period to period, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue did not fluctuate significantly for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Services revenue did not fluctuate significantly for the three months ended September 30, 2023 compared to the same period in 2022. Services revenue increased for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to increased sales of capture services, including an increase of $7.8 million from the acquisition of VHT for the nine months ended September 30, 2023, and add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to the normalized demand for our Pro3 Camera compared to our initial launch in the third quarter of 2022, and a lower net sales of our Pro2 Camera. Product revenue increased for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to a higher sale of our Pro3 Camera, which was launched in August 2022.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$7,379	$6,592	$787	12%	$21,576	$17,963	$3,613	20%
Cost of license revenue	—	—	—	—%	—	—	—	—%
Cost of services revenue	6,725	6,553	172	3%	20,978	12,705	8,273	65%
Cost of products revenue	6,641	8,457	(1,816)	(21)%	23,377	24,303	(926)	(4)%
Total cost of revenue	$20,745	$21,602	$(857)	(4)%	$65,931	$54,971	$10,960	20%
Total cost of revenue decreased for the three months ended September 30, 2023 compared to the same period in 2022, primarily attributable to a decrease in cost of products revenue. Total cost of revenue increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily attributable to an increase in capture services sold and subscription services provided, partially offset by a decrease in cost of products revenue.
Cost of subscription revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to increased costs related to hosting and delivery services for our platform to enhance support functions globally and to improve our processing efficiency of digital twins for subscription services provided.

Cost of services revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended September 30, 2023 is primarily attributable to the non-recurring restructuring charges. The increase for the nine months ended September 30, 2023 compared to the same period in 2022 was driven by an increase in volume of the capture services sold.
Cost of products revenue decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease was primarily attributable to cost efficiencies, including our efforts to mitigate the supply chain challenges experienced in fiscal year 2022.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross profit	$19,897	$16,391	$52,272	$40,013
Gross margin	49%	43%	44%	42%
Gross margin increased to 49% during the three months ended September 30, 2023 from 43% during the three months ended September 30, 2022. Gross margin increased to 44% during the nine months ended September 30, 2023 from 42% during the nine months ended September 30, 2022. The increase for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily driven by an improvement in product gross margin, benefiting from the increase of volume and the ease of the supply chain constraints, and a higher margin in subscription revenue primarily attributable to cost efficiencies.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$15,577	$19,084	$(3,507)	(18)%	$52,711	$66,604	$(13,893)	(21)%
Research and development expenses decreased by $3.5 million, or 18%, to $15.6 million and by $13.9 million, or 21%, to $52.7 million for the three and nine months ended September 30, 2023, respectively, from $19.1 million and $66.6 million for the three and nine months ended September 30, 2022, respectively. The reduction in research and development expenses resulted from evaluation and reallocation of spend away from hardware to offerings that we expect will yield our highest possible returns, as we continue to drive innovation in our technology platform and data insights for customers. The decrease for the three months ended September 30, 2023 was primarily attributable to a $2.0 million decrease in salary compensation expenses, a $1.3 million decrease in professional, consulting, and software services, and a $0.6 million decrease in stock-based compensation, partially offset by $0.6 million of restructuring charges in accordance with our 2023 Plan. The decrease for the nine months ended September 30, 2023 was primarily attributable to a $6.3 million decrease in stock-based compensation, a $4.2 million decrease in professional services, including consulting services, and a $3.8 million decrease in salary compensation expenses, partially offset by $0.6 million of restructuring charges in accordance with our 2023 Plan.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$53,719	$56,293	$(2,574)	(5)%	$164,660	$186,527	$(21,867)	(12)%
Selling, general and administrative expenses decreased by $2.6 million, or 5%, to $53.7 million and by $21.9 million, or 12%, to $164.7 million for the three and nine months ended September 30, 2023, respectively, from $56.3 million and $186.5 million for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2023 was primarily attributable to a $2.9 million decrease in personnel-related cost, a $2.7 million decrease in marketing programs, and a $2.1 million decrease in professional services as we continue to mitigate our spending and drive efficiency, and a $1.3 million decrease in stock-based compensation, partially offset by an increase of $4.6 million in legal fees and a $2.1 million increase in restructuring charges in accordance with our 2023 Plan. The decrease for the nine months ended September 30, 2023 was primarily attributable to a $18.5 million decrease in stock-based compensation, a $6.9 million decrease in marketing programs, and a $2.0 million decrease in other professional services, partially offset by a $3.6 million increase in legal fees, and a $2.1 million increase in restructuring charges in accordance with our 2023 Plan.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest income	$1,573	$1,691	$4,525	$4,470
Interest income did not fluctuate significantly for the three and nine months ended September 30, 2023 compared to the same period in 2022.
Change in Fair Value of Warrants Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Change in fair value of warrants liability	$513	$—	$564	$26,147
We recognized a decrease in fair value of warrants liability of $0.5 million during the three months ended September 30, 2023 and a decrease in fair value of $0.6 million during the nine months ended September 30, 2023, respectively, due to the change in the fair value of our outstanding Private Warrants primarily driven by the underlying stock price and volatility. As of September 30, 2023, there were 1.7 million Private Warrants outstanding.

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
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Other income (expense), net	$2,669	$(981)	$5,075	$(3,655)
Other income (expense) increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase was primarily due to accretion of discounts, net of amortization related to investment premiums.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Provision for income taxes	$110	$(17)	$197	$876
For the three and nine months ended September 30, 2023, our provision for income taxes reflects an effective tax rate of (0.25)% and (0.13)%, respectively. Our provision for income taxes for the three and nine months ended September 30, 2022 reflects an effective tax rate of 0.03% and (1.75)%, respectively. Our effective tax rates for the periods presented differ from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from due to the valuation allowance on the U.S entity, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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

Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation related charges (including share-based payroll tax expense), restructuring charges, acquisition-related costs, amortization of acquired intangible assets, and payroll tax related to contingent earn-out share issuance, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
GAAP loss from operations	$(49,399)	$(58,986)	$(165,099)	$(213,118)
Add back: stock based compensation expense, net	29,721	30,671	97,281	119,648
Add back: restructuring charges	3,147	—	3,147	—
Add back: acquisition-related costs	—	222	—	1,294
Add back: amortization expense of acquired intangible assets	443	443	1,329	968
Add back: payroll tax related to contingent earn-out share issuance	—	—	—	1,164
Non-GAAP loss from operations	$(16,088)	$(27,650)	$(63,342)	$(90,044)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(48,317)	$(99,358)
Less: purchases of property and equipment	112	1,417
Less: capitalized software and development costs	7,528	9,890
Free cash flow	$(55,957)	$(110,665)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of September 30, 2023, we had cash, cash equivalents and investments of approximately $429.7 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$80,142	$117,128
Investments	349,563	359,774
Total cash, cash equivalents, and investments	$429,705	$476,902
On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, 9.1 million shares of Common Stock have been issued upon the exercise of Public Warrants and Private Warrants by the holders thereof at an exercise price of $11.50 per share during the Exercise Period from December 15, 2021 to January 14, 2022, resulting in aggregate proceeds to Matterport of $104.4 million, including 2.0 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with total proceeds of $27.8 million received during the year ended December 31, 2022.
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
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments since December 31, 2022, including as a result of our restructuring plan. We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of September 30, 2023, our 12-month lease obligations (through September 30, 2024) totaled approximately $1.3 million, or approximately $1.8 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of September 30, 2023 totaled approximately $15.6 million and are due through the year ending December 31, 2025.
Cash Flows
The following table set forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(48,317)	$(99,358)
Investing activities	$8,326	$43,063
Financing activities	$2,980	$(1,212)
Net Cash Used in Operating Activities
Net cash used in operating activities was $48.3 million for the nine months ended September 30, 2023. This amount primarily consisted of a net loss of $155.1 million, offset by non-cash charges of $100.3 million, and a change in net operating assets and liabilities of $6.5 million. The non-cash charges primarily consisted of $90.7 million of stock-based compensation expense and $14.1 million of depreciation and amortization expense, partially offset by $5.5 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in deferred revenue and accruals and other liabilities and a decrease in accounts receivable and prepaid and other assets, partially offset by an increase in inventories.
Net cash used in operating activities was $99.4 million for the nine months ended September 30, 2022. This amount primarily consisted of a net loss of $51.0 million, increased by non-cash gains of $32.7 million, and a change in net operating assets and liabilities of $15.7 million. The non-cash gains primarily consisted of $26.1 million of change in fair value of warrants liability and $136.0 million million of change in fair value of contingent earn-out liability, partially offset by $9.2 million of depreciation and amortization expense, $116.7 million of stock-based compensation expense, and $2.5 million of amortization of investment premiums, net of accretion of discounts. Changes of net operating assets and liabilities primarily consisted of an increase in accounts receivable, inventories, prepaid expenses and other assets, and a decrease in accounts payable, partially offset by an increase in deferred revenue and other liabilities.

Net Cash Provided by Investing Activities
Net cash provided by investing activities was $8.3 million for the nine months ended September 30, 2023. This amount primarily consisted of maturities of marketable securities investments of $388.2 million, partially offset by investments in available-for-sales securities of $368.1 million, capitalized software and development costs of $7.5 million, consideration paid (net of cash acquired) for business acquisitions of $4.1 million, and purchases of property and equipment of $0.1 million.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2023. This amount primarily consisted of $3.3 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by a $0.3 million payment for taxes related to the net settlement of equity awards.
Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2022. This amount primarily consisted of $34.4 million payment for taxes related to the net settlement of equity awards, partially offset by $27.8 million of proceeds from the exercise of warrants, and $5.3 million of proceeds from the sale of shares through employee equity incentive plans.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements as of September 30, 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties have completed discovery. Trial is scheduled to begin November 13, 2023.
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
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss but stayed the action pending the resolution of the Texas case.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

Item 1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 and the updated risk factor described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. The risks and uncertainties described in our 2022 Form 10-K and below are not the only ones that may impact our operating and financial results. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, which could result in a decrease in the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

On August 11, 2023, J.D. Fay, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading plan with a termination date of October 31, 2024, covering a maximum of 900,000 shares of the Company’s Class A common stock to be sold at various designated prices during the duration of the plan.

Item 6. Exhibits and Financial Statement Schedules
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

MATTERPORT, INC.

Date: November 7, 2023	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)