Form 10-K
period 2023-12-31
Matterport, Inc./DE
filed 2024-02-27
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock on June 30, 2023, as reported in the Nasdaq Global Market System, was approximately $849.5 million. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares registrant’s common stock outstanding as of February 20, 2024 was 310,907,105.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on June 10, 2024, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

BASIS OF PRESENTATION
On July 22, 2021, we consummated the merger (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 7, 2021, by and among Matterport, Inc. (formerly known as Gores Holdings VI, Inc.) (the “Company”), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “First Merger”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Matterport merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC.” Upon the closing of the Merger, we changed our name from Gores Holdings VI, Inc. to Matterport, Inc.
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
•The risks associated with international geopolitical conflicts on the global economy, energy supplies and supply of raw materials are uncertain, but may negatively impact our business, results of operations and financial condition.
•Our business may be negatively affected by domestic and global economic and credit conditions.
•Prolonged economic uncertainties or downturns could materially adversely affect our business.
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
•We operate in a new market, and global economic conditions and instability may adversely affect our business.
•We incur increased costs and administrative burden as a public company, and our management devotes substantial time to maintaining compliance.
•Climate change could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Litigation:
•We are currently involved in litigation with one of our former stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
•We are currently involved in litigation with two of our stockholders relating to the issuance of Earn-Out shares in connection with the February 7, 2021 Agreement and Plan of Merger.
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
General Risk Factors:
•Our quarterly operating results may fluctuate and could fall below expectations due to seasonality.
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
•If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Part I
Item 1. Business
Our Company
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California. Matterport’s website address is www.matterport.com.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 38 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI’) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
Matterport’s spatial data platform delivers value across a diverse set of industries and use cases by unlocking a rich set of insights about properties and spaces worldwide. Open access to our structured spatial data is enabling new opportunities and business models for hospitality, facilities management, insurance, construction, real estate and retail, among others. Large retailers can manage thousands of store locations remotely, real estate agencies can provide virtual open houses for hundreds of properties and thousands of visitors at the same time, property developers can monitor the entirety of the construction process with greater detail and speed, and insurance companies can more precisely document and evaluate claims and underwriting assessments with efficiency and precision. We deliver the critical digital experience, tools and information that matter to our subscribers about properties of virtually any size, shape, and location worldwide. As we continue to transform buildings into data, we are extending our spatial data platform to further transform property planning, development, management and intelligence for our subscribers across industries to become the de facto building and business intelligence engine for the built world. We believe the demand for spatial data and resulting insights for enterprises, businesses and institutions across industries, including real estate, architecture, engineering and construction (“AEC”), retail, insurance and government, will continue to grow rapidly.
Matterport’s innovative 3D capture products, the Pro3 and Pro2 Cameras, have played an integral part in shaping the 3D building and property visualization ecosystem. The Pro3 and Pro2 Cameras have driven adoption of our solutions and have generated the unique high-quality and scaled data set that has enabled Cortex, our proprietary AI software engine, to become the pioneering engine for digital twin creation. With this data advantage initially spurred by the Pro2 Camera, we have developed a capture device agnostic platform that scales and can generate new building and property insights for our subscribers across industries and geographies.
Our offerings include software subscription, data licensing, services and product hardware. As of December 31, 2023, our subscriber base included over 25% of Fortune 1000 companies, with less than 10% of our total subscription revenue generated from our top 10 subscribers. We expect more than 80% of our revenue to come from our software subscription and data license solutions by 2026.
Our Industry and Market Opportunity
We estimate our current serviceable addressable market includes approximately 1.3 billion spaces worldwide, primarily from the real estate and travel and hospitality sectors. With approximately 11.7 million spaces under management in our spatial data library as of December 31, 2023, we are continuing to penetrate the global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than 4 billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide.

Our Spatial Data Platform
Overview
Our technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to previously unavailable building information and insights.
As a first mover in this market, we have developed and scaled our industry-leading 3D reconstruction technology powered by Cortex, our proprietary AI-driven software engine that uses machine learning to recreate a photorealistic, 3D virtual representation of an entire building structure, including contents, equipment and furnishings. The finished product is a detailed and dynamic replication of the physical space that can be explored, analyzed and customized from a web browser on any device. The power to manage even large-scale commercial buildings is in the palm of each subscriber’s hands, made possible by our advanced technology and breakthrough innovations across our entire spatial data technology stack.
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
•Driven by spatial data. We are a data-driven company. Our spatial data library is the clearinghouse for information about the built world. Each incremental capture of a space grows the richness and depth of our spatial data library. Spatial data represents the unique and idiosyncratic details that underlie and compose the buildings and spaces in the human-made environment. Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. We help our subscribers pinpoint the height, location and other characteristics of objects in their digital twin. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. For instance, property developers can assess the amount of natural heat and daylight coming from specific windows, retailers can ensure each store layout is up to the same level of code and brand requirements, and factories can ensure machinery layouts meet specifications and location guidelines.
•Powered by AI and ML. AI and machine learning (“ML”) technologies effectively utilize spatial data to create a robust virtual experience that is dynamic, realistic, interactive, informative and permits multiple viewing angles. AI and ML also make costly cameras unnecessary for everyday scans—subscribers can now scan their spaces by simply tapping a button on their smartphones. As a result, Matterport is a device agnostic platform, helping us more rapidly scale and drive towards our mission of digitizing and indexing the built world.
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
•Smartphone Capture. Our capture apps are commercially available for both iOS and Android. Matterport’s smartphone capture solution has democratized 3D capture, making it easy and accessible for anyone to digitize buildings and spaces with our Matterport for iPhone, Android Capture app, and Matterport Axis.
Cortex AI and 3D Reconstruction (the Matterport Digital Twin)
With our spatial data library, we use our advanced ML and deep learning (“DL”) technologies to algorithmically transform the spatial data we capture into an accurate 3D digital reproduction of any physical space. This intelligent, automated 3D reconstruction is made possible by Cortex, our AI-powered software engine that includes a DL neural network that uses our spatial data library to understand how a building or space is divided into floors and rooms, where the doorways and openings are located, and what types of rooms are present, such that those forms are compiled and aligned with dimensional accuracy into a dynamic, photorealistic digital twin. Other components of Cortex include AI-powered computer vision technologies to identify and classify the contents inside a building or space, and object recognition technologies to identify and segment everything from furnishings and equipment to doors, windows, light fixtures, fire suppression sprinklers and fire escapes. Our highly scalable AI platform enables our subscribers to tap into powerful, enhanced building data and insights at the click of a button.

The Science Behind the Matterport Digital Twin:
Cortex AI Highlights
Cortex is our AI-powered software engine that includes a precision DL neural network to create digital twins of any building or space. Developed using our proprietary spatial data captured with our Pro3 and Pro2 cameras, Cortex delivers a high degree of precision and accuracy while enabling 3D capture using everyday devices.
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
Property Intelligence
Property Intelligence is a ground-breaking technology, enabling us to derive powerful insights of the space being captured. New capabilities document and provide insights about the truth of a space, such as measurements, materials, or condition of a space, as it exists today. Property Intelligence eliminates the need for multiple site visits and can help automate previously lengthy or manual workflows, empowering our customers with insights and information about their properties to enable faster, better decisions from anywhere in the world.

Genesis:

Genesis is a development project that is intended to combine Matterport’s stable of DL and computer vision innovations including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. It builds upon Matterport’s decade-long expertise in artificial intelligence and its market-leading 3D spatial data library of more than 38 billion square feet of digitized physical space. Genesis aims to help our customers market, manage, and reimagine every type of property across the built world– automatically, and empower them with the tools to visually imagine, design, and plan the future of their spaces through simple language prompts.
Spatial Data and AI-Powered Insights
Every Matterport digital twin contains extensive information about a building, room or physical space. The data uses our AI-powered Cortex engine. In addition to the Matterport digital twin itself, our spatial data consists of precision building geometry and structural detail, building contents, fixtures and condition, along with high-definition imagery and photorealistic detail from many vantage points in a space. Cortex employs a technique we call deep spatial indexing. Deep spatial indexing uses AL, computer vision and DL to identify and convey important details about each space, its structure and its contents with precision and fidelity. We have created a robust spatial data standard that enables Matterport subscribers to harness an interoperable digital system of record for any building.
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
Extensible Platform Ecosystem
Matterport offers the largest and most accurate library of spatial data in the world, with, as of December 31, 2023, approximately 11.7 million spaces under management and approximately 38 billion captured square feet. The versatility of our spatial data platform and extensive enterprise software development kit and application programming interfaces (“APIs”) has allowed us to develop a robust global ecosystem of channels and partners that extend the Matterport value proposition by geography and vertical market. We intend to continue to deploy a broad set of workflow integrations with our partners and their subscribers to promote an integrated Matterport solution across our target markets. We are also developing a third-party software marketplace to extend the power of our spatial data platform with easy-to-deploy and easy-to-access Matterport software add-ons. The marketplace enables developers to build new applications and spatial data mining tools, enhance the Matterport 3D experience, and create new productivity and property management tools that supplement our core offerings. These value-added capabilities created by third-party developers enable a scalable new revenue stream, with Matterport sharing the subscription and services revenue from each add-on that is deployed to subscribers through the online marketplace. The network effects of our platform ecosystem contribute to the growth of our business, and we believe that it will continue to bolster future growth by enhancing subscriber stickiness and user engagement.
Examples of Matterport add-ons and extensions include:
•Add-ons: Encircle (easy-to-use field documentation tools for faster claims processing); WP Matterport Shortcode (free Wordpress plugin that allows Matterport to be embedded quickly and easily with a Matterport shortcode), WP3D Models (WordPress + Matterport integration plugin); Rela (all-in-one marketing solution for listings); CAPTUR3D (all-in-one Content Management System that extends value to Matterport digital twins); Private Model Emded (feature that allows enterprises to privately share digital twins with a large group of employees on the corporate network without requiring additional user licenses); Views (new workgroup collaboration framework to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams); Guided Tours and Tags (tool to elevate the visitor experience by creating directed virtual tours of any commercial or residential space tailored to the interests of their visitors); integration with Autodesk (allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build); and an integration with Amazon Web Services (“AWS”) IoT TwinMaker to enable enterprise customers to seamlessly connect IoT data into visually immersive and dimensionally accurate Matterport digital twins.
•Services: Matterport ADA Compliant Digital Twin (solution to digital twins that are intended to be compliant with the Americans with Disabilities Act) and Enterprise Cloud Software Platform (reimagined cloud software platform for the enterprise that creates, publishes, and manages digital twins of buildings and spaces of any size of shape, indoors or outdoors).
Our Growth Strategies
We believe that Matterport has tremendous growth potential ahead. After securing market leading positions in a variety of geographies and vertical markets, we have demonstrated our repeatable value proposition and the ability of our sales growth model to scale. The magnitude of our total addressable market is so large that even with leading market share, we believe our penetration rates today are a small fraction of the opportunity for Matterport. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors. These include:
•Scale the enterprise across industry verticals. Matterport will continue to drive subscriber growth by expanding use cases and introducing new applications. We are particularly focused on acquiring and retaining enterprise subscribers. With our spatial data library and pioneering AI-powered capabilities, we pride ourselves on our ability to deliver value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. Going forward, we will continue to improve our proprietary data library and AI-powered platform to address the workflows of the industries we serve, while expanding our solutions and reaching new industries such as manufacturing and oil and gas. We also plan to increase investments in industry-specific sales and marketing initiatives to increase sales efficiency and drive subscriber and recurring revenue growth, particularly from large enterprise subscribers.
•Expand internationally. The global building stock, with an estimated $327 trillion in total property value, remains largely undigitized today as we estimate that less than 0.1% is penetrated by digital transformation. With the vast majority of the world’s buildings outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. With our current footprints in more than 170 countries, we will seek to further penetrate these existing geographies in order to add their unique spatial data to our platform. This creates a powerful network effect that we believe will allow us to expand further into under-penetrated countries and unlock additional properties and spaces. With multiple sales attachment points and a global marketing effort, we believe that we can further penetrate enterprises and businesses worldwide through channel partnerships and direct sales.
•Invest in research and development. We continuously evaluate our focus on research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaborating with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of DL and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. In September 2023, we announced the launch of a beta program for the next generation of intelligent digital twins with powerful new capabilities fueled by the Company’s rapid advancements in AI and data science. Customers can access automated measurements, layouts, editing, and reporting capabilities generated from their digital twins. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. Our philosophy is to adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
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
Our Subscribers
We primarily sell to enterprises, ranging from Fortune 100 companies to small- and medium-sized businesses. Our subscriber base is global and spans numerous categories, as we have expanded beyond the residential and commercial real estate verticals to AEC, travel and hospitality, repair and insurance, and industrial, facilities and retail. As of December 31, 2023, we served over 938,000 subscribers across these verticals, and we are building significant market share in each of them. We have long-standing relationships with many of the largest companies in these industries. The biggest companies in each of the verticals we serve represent billions of square feet of property that could become part of Matterport’s global spatial data library. We expect our global subscriber base to continue to grow rapidly as Matterport continues to establish itself as the digital standard of the built world and an integral component of managing a building’s lifecycle.
Our Go-to-Market Strategy
Our fundamental go-to-market model is built upon a subscription first, capture device agnostic approach. We have invested aggressively to unlock a scalable subscription flywheel for subscriber adoption with multiple on-ramps to Matterport and a variety of ways to expand subscriber engagement. We will continue to invest in these subscription first on-ramps and cross-sell opportunities to accelerate our growth. The key benefit to this approach is to offer our current and future subscribers a frictionless, cost effective way to start and then scale with Matterport. Our subscription plans are priced from free for a single space captured with a smartphone device to custom plans tailored to large scale enterprise subscriber needs.

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
•Direct sales. With sales teams distributed across the United States, Europe and Asia, we strive to increase adoption among large enterprise subscribers across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. Matterport’s direct sales teams have domain expertise in specific industries and are organized by verticals in order to address the unique needs of our subscribers. We also have a dedicated technical support team that works closely with subscribers to ensure that the Matterport application programming interface can be integrated seamlessly with each enterprise system.
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
Backlog
We enter into both single and multi-year subscription contracts for our subscription and support offerings. Contracts are generally billed upfront upon fulfillment and are included in deferred revenue. Contract amounts that are not recorded in deferred revenue or revenue are considered backlog. We expect our backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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
As of December 31, 2023, we had 67 issued and 33 pending patent applications and 70 issued trademarks and 8 pending trademark applications.
Employees and Human Capital Resources
Our employees are critical to our success. Our employees are guided by our mission to fundamentally improve the way people understand and interact with the physical world. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible. We proactively seek feedback and guidance from our employees

(Matterpeeps), whom we see as our partners in building a strong culture. As of December 31, 2023, we had 438 full-time employees. We also engage consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.
Our human capital goals are based on maximizing employee value through talent acquisition, employee onboarding, talent management, learning and development, total rewards, the employee experience and company culture, and internal communications. As a global company, we are committed to creating a diverse, multicultural workforce reflective of our users, customers and the communities where we live and work.
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

Diversity and Inclusion. We are committed to cultivating a diverse and inclusive workplace rooted in trust, fairness, empathy, respect, transparency and accountability. We focus on advancing diversity at all levels across the organization, including the representation of women and minorities in leadership positions and to track our efforts, we have built a diversity and inclusion dashboard, monitoring training and promotions. We provide diversity and inclusion training courses to all employees and aim to develop our existing talent through our talent development program for underrepresented groups entitled EMERGE (Elevating Matterpeeps’ Empowerment, Retention, Growth, and Excellence). Participants learn from internal and external thought leaders in robust sessions outlining the importance of mentorship, choosing the right allies, elevating their executive presence, demonstrating achievements effectively, and much more. To promote an inclusive workplace, our six Employee Resource Groups hold robust discussions and build community through panels and other activities that are reflective of their various heritage months and holidays. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible.

Talent Development. We look to attract and retain the best talent to help Matterport deliver against our strategies. We prioritize career growth and leadership development because growing our talent and building our capabilities supports our retention efforts and helps us establish a strong foundation for long-term success. We firmly believe that employee engagement is an integral component of our success. To further develop and retain talent, we also have structured review cycles for employees and robust mentoring programs. We run quarterly performance check-ins to ensure employees have the opportunity to get actionable feedback from their managers. We maintain our ongoing training and development of our employees through various courses including Career Development, Emotional Intelligence, Authentic Conversations, Personal Accountability, and Essential Management Skills.

Total Rewards and Well-Being. We are committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salary, bonuses or sales commissions, and equity to most employees. In addition, we provide an Employee Stock Purchase Plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success; eligibility varies by country in which we operate. Our full-time employees are eligible to participate in our comprehensive benefits package including a holistic suite of well-health and welfare benefits for employees, retirement, charitable gift matching through MatterportCares, and various others. In addition, we provide flexible time off to our exempt employees. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. Our goal is to facilitate the attraction and retention of top talent while balancing the interests of our stakeholders.

We recognize the importance of supporting our employees’ overall wellness and generally refer to our “Benefits” as “Wellness.” We focus on employees’ physical wellness, emotional/mental wellness, and financial wellness. We are committed to maintaining a positive, safe, healthy work environment for all our employees, and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.

Environmental, Social, and Governance
While Matterport is in the early stages of our Environmental, Social, and Governance (“ESG”) journey, we have always been mindful of our responsibility to act in an environmentally and socially conscious manner and are committed to continuous improvement. We published our 2nd annual ESG report in 2023 and have named an internal ESG subcommittee responsible for stakeholder input and alignment, and the development of our sustainability targets. As part of our focus to deliver strong financial results in a way that respects our employees and the environments and communities in which we operate, we will consider these ESG stakeholder viewpoints when evaluating investment and operational decisions. Doing so can help our business have a positive impact on the planet, the people whose lives we touch, and our bottom line. To ensure we follow best practices, our reporting is aligned with the requirements of leading ESG frameworks, including the Sustainability Accounting Standards Board (“SASB”).
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
In the United States, numerous federal and state laws and regulations, including federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, storage, transfer, sharing, or other processing of personal information could apply to our operations. In addition, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. These laws include, without limitation, the California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), Virginia Consumer Data Protection Act (“VCDPA”), Colorado Privacy Act (“CPA”), and other state privacy laws.
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
In addition, our products are subject to export regulations that can involve significant compliance and administrative time to address. In recent years, the United States government has a renewed focus on export matters. Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.
Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Our failure to comply may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.
Seasonality
Our capture services, digital marketing content products and small business subscriptions tend to generate higher revenue following the seasonal pattern of the U.S. residential real estate industry, with volume increases typically occurring in the spring and summer months compared to the fall and winter months. Such seasonal impacts have in the past and may in the future be reduced or changed due to changes in the composition of subscribers, uses of the Matterport digital twins, structure of subscription plans, and international availability of capture services and digital marketing content products.
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
We have experienced rapid growth in recent periods, and we expect to continue to experience growth in the future. The growth and expansion of our business has challenged, and may continue to challenge our management, operations, financial infrastructure and corporate culture. While employee growth has rapidly occurred at our Sunnyvale headquarters, across the United States, and internationally, we have undertaken restructuring actions to better align our financial model and our business. For example, in July 2023, we implemented a plan of termination of approximately 30% of our workforce to reduce operating costs and continue to accelerate our path to profitable growth. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including remote work policies for employees, and to align our operations with our strategies for future growth may adversely affect our reputation and brand and our ability to recruit, retain and motivate highly skilled personnel.
To manage growth in operations, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulties or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing or enhancing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business performance and operating results.
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

We incurred net losses of approximately $199.1 million, $111.3 million, and $338.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $778.5 million. We believe we will continue to incur operating and net losses each quarter at least for the near term. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of spatial data and the use of our platform by commercial and individual consumers, which may not occur at the levels we currently anticipate or at all.
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
Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Such disruptions could adversely affect our business if we are not able to meet customer demands. In addition, some of our suppliers are located in China. Our access to suppliers in China may be limited or impaired as a result of tariffs or other government restrictions in response to geopolitical factors. We have used alternative suppliers and alternative parts from time to time to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, new product launches or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.
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

The impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, the Russian invasion of Ukraine, and the Israeli-Palestinian conflict, on the global economy, energy supplies and supply of raw materials are uncertain, but may negatively impact our business, results of operations and financial condition.

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

In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States, the Israeli-Palestinian military conflict, and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. The war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact on our marketing efforts, and effects on our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. To the extent that increased political tensions between China and Taiwan, the war in Ukraine, or the Israeli-Palestinian military conflict may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business, results of operations, and financial condition.

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

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, recession, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with the upcoming presidential election in the United States, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending in general and negatively affect the rate of growth of our business.
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
Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in significant cash expenditures, potentially dilutive issuance of equity securities, amortization expenses for other intangible assets, exposure to potential unknown liabilities of acquired businesses, and potential goodwill impairment. We may not successfully evaluate or use the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges and tax liabilities. Further, the issuance of equity or securities convertible to equity to finance any such acquisitions could result in dilution to our shareholders and the issuance of debt could subject us to covenants or other restrictions that would impede our ability to manage our operations. We could become subject to legal claims following an acquisition or fail to accurately forecast the potential impact of any claims. The acquired technology or product may not comply with legal or regulatory requirements and may expose us to regulatory risk and require us to make additional investments to make them compliant. We may not be able to provide the same support service levels to the acquired technology or product that we generally offer with our other products. Any of these issues could have a material adverse impact on our business and results of operations. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.
In July 2022, we completed the acquisition of VHT, Inc. (“VHT”), known as VHT Studios, a U.S.-based real estate marketing company that offers brokerages and agents digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture and marketing services. Any integration process may require significant time and resources. We may not be able to manage the process successfully and may experience a decline in our profitability as we incur expenses prior to fully realizing the benefits of an acquisition. We could expend significant cash and incur acquisition related costs and other unanticipated liabilities associated with an acquisition, the product or the technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services and potential intellectual property infringement. Additional risks we may face in connection with acquisitions include:
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
We operate in a new market, and global economic conditions and instability may adversely affect our business.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, and global supply chain constraints. Our business is impacted by both consumer and business spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer purchases of our products and services, which could impact our revenue growth and other business and operating results. Additionally, we have modified our business practices as a result of COVID-19 and resulting concerns, such as shifting to a remote-first working environment. If significant portions of our workforce are unable to work effectively as a result of our modified practices, then our operations will be negatively impacted. Further, any resurgence in the COVID-19 pandemic or the emergence of future pandemics could limit the ability of our suppliers, vendors and business partners to perform or otherwise work effectively, including third-party suppliers’ ability to provide components and materials used in our capture devices or the services used through our platform. The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.

We incur increased costs and administrative burden as a result of operating as a public company, and our management devotes substantial time to maintaining compliance.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements, Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs may increase our net loss and comprehensive loss.

It may also be more expensive to obtain director and officer liability insurance. We cannot always predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs may require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Furthermore, if any issues in complying with the above requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiencies in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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
Risks Related to Litigation
We are currently involved in litigation with one of our former stockholders relating to the lock-up restrictions included in our Amended and Restated Bylaws.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties have completed discovery. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024.
We are currently involved in litigation with two of our stockholders relating to the issuance of Earn-Out shares in connection with the February 7, 2021 Agreement and Plan of Merger.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous shareholders of Matterport, Inc. (collectively “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges that the issuance of 23,460,000 Earn-Out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the Earn-Out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the Earn-Out Shares violated the February 7, 2021 Agreement and Plan of Merger pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport shareholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement all unjust enrichment by the Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. This litigation may be time consuming, expensive and distracting from the conduct of our business. Furthermore, regardless of the merits of any claim, legal proceedings may result in the diversion of time and attention by our management and board of directors.
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
As part of our normal business activities, we collect, store, retain, process, transmit, and use data, some of which contains personal information. As such, we are subject to various federal, state, and foreign laws and regulations, industry standards, and other legal obligations regarding data privacy and security matters. In addition, these existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. The legislative and regulatory landscape will be even more complex in 2024 as some countries work to implement laws finalized last year — such as India's Personal Data Protection Law — while others launch or continue discussions around potential privacy legislation. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, standards, and regulatory guidance relating to data privacy and security in the jurisdictions in which we operate. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, regulatory guidance, industry standards, or other legal obligations relating to data privacy or security could adversely affect our reputation, results of operations or financial condition, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.

Other states have enacted similar bills. Four states have passed laws that are now enforceable by such states’ Attorney General and/or district attorney. The Virginia Consumer Data Protection Act (“VCDPA”) became enforceable on January 1, 2023 and gives consumers rights similar to the CCPA and also requires covered businesses to implement security measures and conduct data protection assessments. The Colorado Privacy Act ( “CPA”) became enforceable on July 1, 2023 and closely resembles the VCDPA. The Connecticut Personal Data Privacy and Online Monitoring Act and the Utah Consumer Privacy Act are also now enforceable. Seven other states passed laws in 2023 that will become enforceable 2024, 2025 and 2026 – the Oregon Consumer Privacy Act, the Texas Data Privacy and Security Act, the Montana Consumer Data Protection Act, the Iowa Consumer Data Protection Act, the Tennessee Information Protection Act, the Indiana Consumer Data Protection, and the Delaware Personal Data Privacy Act. We must comply with these state laws if our operations fall within the scope of these laws, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.
In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. On July 26, 2023, the SEC adopted a suite of new cybersecurity disclosure requirements, including a requirement to disclose material cybersecurity incidents within four business days of the Company’s determination that the cybersecurity incident is material. We also may be contractually required to notify consumers or other counterparties of a security incident, including a breach. Regardless of our contractual protections, any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. In the EEA, we are subject to the General Data Protection Regulation 2016/679 (“GDPR”)

and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018. The GDPR, and national supplementing legislation in EEA member states, and the United Kingdom regime, impose a strict data protection compliance regime.
For example, we are subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. Use of the standard contractual clauses must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant transfers since September 27, 2021, and in the United Kingdom, the Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR, which are mandatory for relevant transfers from September 21, 2022. On July 10, 2023, the EU-US Data Privacy Framework (“DPF”), the successor to Privacy Shield, became effective and the European Commission issued an adequacy decision relating to the DPF. These recent developments mean we have to review and may need to change the legal mechanisms by which we transfer data outside of the European Union and United Kingdom, including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and could adversely affect our financial results.
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
Further, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard, or the PCI Standard, issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to the PCI Standard, the cost of recompliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially and adversely affect our business.

Lastly, the global landscape of artificial intelligence (AI) legislation and regulation is rapidly evolving as governments and regulatory bodies seek to balance innovation with ethical considerations, privacy, security, and accountability. In the European Union, the proposed AI Act represents a comprehensive effort to regulate AI, focusing on risk-based categories and setting strict requirements for high-risk applications. The United States, while lacking a unified federal framework, has seen regulatory guidance from agencies like the National Institute of Standards and Technology (NIST) and sector-specific policies addressing AI's ethical use. China has also introduced regulations aimed at enhancing data security and the ethical development of AI, emphasizing the importance of controlling AI's social impacts. Elsewhere, countries like the United Kingdom, Canada, and Australia are developing frameworks that address AI governance, ethics, and safety standards. As global AI regulations continue to evolve and expand, legislation could impose significant compliance costs and operational challenges on our business. Should we fail to adhere to these emerging standards and requirements, we could face legal penalties, operational restrictions, and potentially severe reputational damage. This evolving regulatory landscape underscores the importance of proactive compliance and strategic planning to mitigate risks associated with AI deployment, ensuring that our business operations remain resilient and competitive in a rapidly changing legal environment.

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
Technology companies are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, the holders of intellectual property rights have previously and may in the future assert their rights and urge us to take licenses, and/or bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or other legal demands by such third parties. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching business resolutions that are satisfactory to us. In addition, if we are determined to have infringed, or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services, and/or to establish and maintain alternative branding. Any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. To the extent that our subscribers and business partners become the subject of allegations or claims regarding the infringement or misappropriation of intellectual property rights related to our products and services, we have previously and may in the future be required to indemnify such subscribers and business partners. For example, we are currently indemnifying our client Redfin Corporation in a lawsuit brought by Appliance Computing III d/b/a Surefield. Specifically, Appliance Computing III d/b/a Surefield has asserted that Redfin’s use of our 3D-Walkthrough technology infringes four patents. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case.
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
As of December 31, 2023, we had $360.8 million of U.S. federal and $202.3 million of state net operating loss carryforwards available to reduce future taxable income. Certain of these carryforwards may be carried forward indefinitely for U.S. federal tax purposes, while others are subject to expiration beginning in 2031. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. The federal and state net operating loss carryforwards and certain other attributes, such as research tax credits, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of U.S. state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” would occur if the percentage of our equity interests held by one or more of our “5-percent shareholders” (as such term is used in Section 382 of the Code) increased by more than 50 percentage points over the lowest percentage of our equity held by such 5-percent shareholders at any time during the relevant testing period (usually three years). Similar rules may apply under state tax laws. We have not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger (as defined herein) or other transactions. As of December 31, 2023, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
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

Management evaluated the terms of the warrants issued, including the private placement warrants (“Private Placement Warrants”) and the publicly-traded warrants (“Public Warrants,” together with the Private Placement Warrants, the “Warrants”) in accordance with ASC 815, Derivatives and Hedging. Only 1.7 million Private Placement Warrants to purchase common stock remained outstanding as of December 31, 2023. We concluded that the Warrants are accounted for as a derivative liability and that derivative liability was recorded at fair value at their initial fair value on the date of issuance, and at the earlier of each balance sheet date, or the exercised or redemption date thereafter, as determined based upon a valuation report obtained from an independent third-party valuation firm. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For example, for the year ended December 31, 2023, we recognized non-cash losses on the change in fair value of approximately $0.5 million on the Warrants. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and/or our financial results.
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
•    changes in accounting principles, policies and guidelines; and
•    other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, war, acts of terrorism or responses to these events.
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

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules and regulations of Nasdaq, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations. Such compliance has increased, and will continue to increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls we develop may become inadequate because of changes in conditions of our business. Additionally, to the extent we acquire other businesses, each acquired company may not have a sufficiently robust system of internal controls, and we may uncover new deficiencies. Weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our consolidated financial statements for prior periods, may cause us to fail to meet our reporting obligations, could result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, and may lead to investigations or sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our stock.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Our cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s risk management and incident response program and are based on recognized frameworks established by the National Institute of Standards and Technology (NIST), the American Institute of Certified Public Accountants (AICPA), the International Organization for Standardization (ISO) and other applicable industry standards. We take a multi-layered approach to cybersecurity, continually updating, innovating, and refining our security practices, policies and procedures to mitigate risk, meet new industry standards and address the evolving threat landscape. The overall cybersecurity program is modeled on the NIST Cybersecurity Framework and customized to meet our specific needs.

Governance: Our Board of Directors, in coordination with the Audit Committee, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, and ongoing updates regarding any such incident until it has been addressed.

Security Leadership and Function Team: Our Chief Information Officer oversees our Security organization, which is a team of people dedicated to keeping company and personal information and systems safe from unauthorized alteration, disclosure, destruction and intrusion. Our CIO has more than 20 years of extensive information technology and cyber security management experience. Our Security Steering Committee is made up of our Chief Information Officer (CIO), Chief Technology Officer (CTO), members of our Information Security Team, and key individuals depending on the risk being addressed. The Security Steering Committee meets quarterly to review security risks and discuss upcoming priorities. The CIO, in coordination with the Security Steering Committee, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats, lower risk of a cybersecurity incident, and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. We continue to invest in enterprise-grade certification of our practices. In the event of an incident, we intend to follow our detailed incident response protocol, which outlines the steps to be followed from incident detection, investigation, mitigation, recovery and communication including notifying functional areas, senior leadership and the Board, as appropriate.

Our cybersecurity program is focused on the following key areas:

Collaborative Approach: Our cybersecurity program leverages a defense-in-depth strategy to proactively identify and remediate threats. The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Physical, Administrative, and Technical Safeguards: The Company deploys appropriate safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including endpoint security, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments, penetration tests, and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We established and maintain comprehensive incident response and recovery policies and procedures that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis. We build resilience into our business model and roadmap, and work to avoid cybersecurity incidents. If an issue does occur, we rapidly identify and resolve it through our formalized incident response program designed to help us quickly detect, respond to and recover from any incident.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: All employees must complete mandatory, annual comprehensive security awareness training. Our Security organization updates the training to address emerging threats and trends. We also conduct periodic phishing and other social engineering simulations to test our defenses and offer focused phishing training for those who may require additional education.

In addition, we also perform the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including internal validation and external audits, risk assessments, penetration tests, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including SOC2 reporting, SOX IT audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Security Steering Committee and the Audit Committee. The Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and threat intelligence. The Company is unaware of any cybersecurity threats that have materially affected or are reasonably likely to impact it.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See the risk factor, entitled “We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business” in Item 1A - Risk Factors.
Item 2. Properties
Matterport’s corporate headquarters are located at 352 East Java Drive, Sunnyvale, California 94089, where we occupy approximately 13,822 square feet of leased office space, excluding leases we have ceased to use. Our lease of this facility expires in the first quarter of 2025. We believe the existing facilities are in good operating condition and adequate to meet our existing needs.

Item 3. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the

Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022, and the parties have completed discovery. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous shareholders of Matterport, Inc. (collectively “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges that the issuance of 23,460,000 Earn-Out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the Earn-Out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the Earn-Out Shares violated the February 7, 2021 Agreement and Plan of Merger pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport shareholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement all unjust enrichment by the Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the Court of Chancery decision, on February 16, 2023, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation.
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case.
On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Current executive officers and key employees of the Company, their ages, current positions and business experience are as follows:

Name	Age	Position
Executive Officers
R.J. Pittman	54	Chief Executive Officer and Chairman
James D. Fay	50	Chief Financial Officer
Peter Presunka	66	Chief Accounting Officer
Jay Remley	53	Chief Revenue Officer
Japjit Tulsi	48	Chief Technology Officer
Matthew Zinn	59	Chief Legal Officer
Key Employees
Jean Barbagelata	63	Chief People Officer
David Gausebeck	47	Chief Scientist

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

James D. Fay. Mr. Fay serves as Chief Financial Officer of Matterport. Mr. Fay has served as Matterport’s Chief Financial Officer since July 2021 and served as the Chief Accounting Officer from October 2021 until December 2021, and Mr. Fay previously served as Chief Financial Officer of Legacy Matterport since September 2017. Mr. Fay has more than 25 years of experience as a globally-focused senior executive, lawyer and advisor for venture-backed and public technology companies and is responsible for Matterport’s financial management and strategy, as well as legal and information technology matters. Prior to joining Matterport, Mr. Fay served as the Chief Financial Officer of View from September 2013 to September 2017, where he was responsible for managing financial, legal, human resources and other operational matters. Mr. Fay also served as Chief Financial Officer and General Counsel of NeoPhotonics Corporation from January 2009 to September 2013. Mr. Fay served as a strategic advisor to Sierra Instruments from March 2016 to May 2019 and as an advisory board member of Top Time Corp. from September 2006 to February 2018. Mr. Fay holds a B.A. in International Business and a B.A. in French Language from North Central College, and a J.D. from Harvard Law School.

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
Holders of Record
As of February 20, 2024, there were approximately 310,907,105 shares of common stock outstanding with 186 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 20, 2024, there were approximately 1,707,886 private warrants to purchase common stock outstanding, with 8 holders of record, respectively.
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
The following graph compares the cumulative total stockholder return on our shares, the Russell 2000 Index, and the S&P Small Cap 600 Index. The graph assumes that $100 was invested in our MTTR shares, the Russell 2000 Index, and the S&P Small Cap 600 Index on February 2, 2021 and calculates the annual return through December 31, 2023. The stock price performance on the following graph is not necessary indicative of future stock price performance.

Company/Index	01/01/2021	12/31/2021	12/31/2022	12/31/2023
Matterport, Inc.	$100	195	26	25
S&P Small Cap 600	$100	125	103	118
Russell 2000	$100	114	89	103
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s consolidated results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022, and 2021 and the accompanying notes, and other financial information included elsewhere within this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and other disclosures included in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Overview
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California. Matterport’s website address is www.matterport.com.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 38 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI”) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 11.7 million spaces under management as of December 31, 2023, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 11.7 million spaces under management as of December 31, 2023, our spatial data library is the clearinghouse for information about the built world.
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
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business

We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and cautious consumer spending. In addition, the escalating tensions between Taiwan and China, the war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics, could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact on our marketing efforts, and effects on our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. Our recent cost-restructuring efforts are helping us to improve our operational excellence and to mitigate the impact of these macroeconomic and geopolitical conditions.

For additional information, Part I Item 1A "Risk Factors.”
In July 2023, we initiated a restructuring plan (the “2023 Plan”) to reduce operating costs and continue to accelerate our path to profitable growth. This includes a workforce reduction of approximately 30% and the cease use of certain lease office spaces.
As of December 31, 2023, the Company substantially completed all actions under the 2023 Restructuring Plan. Total restructuring costs associated with the 2023 Restructuring Plan were $4.3 million and impacted cost of revenue and operating expenses in the consolidated statement of operations during the year ended December 31, 2023.
Restructuring charges during the year ended December 31, 2023 were as follows (in thousands):

	Severance and Other Personnel Costs	Office Space Reductions	Total
Cost of revenue - Subscription	$5	$—	$5
Cost of revenue - Services	167	—	167
Cost of revenue - Product	183	—	183
Cost of revenue	355	—	355
Research and development	669	274	943
Selling, general, and administrative	2,311	687	2,998
Total restructuring charge	$3,335	$961	$4,296
Refer to Note 17 to our consolidated financial statements for further information on our restructuring charges.

Table of Content
Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, licensing our data to third parties, selling capture devices (including our Matterport Pro3 and Pro2 cameras) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue and maintaining modest growth in license, product and services revenue.
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
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 55%, 54%, and 55% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
License Revenue
We offer data license solutions that allow certain customers to use our digital twin data for their own needs. License revenue accounted for less than 1% of our total revenue for the years ended December 31, 2023 and 2022, respectively, and approximately 4% of our total revenue for the year ended December 31, 2021. Data licenses to date have been granted as perpetual licenses and are therefore recognized at a point in time upon transfer of control when the customer accepts delivery of the licensed data or other property. We don’t expect license deals to be a core business focus in the future. Historically, our license revenue fluctuated from year to year based on the number of new licenses purchased by our customers as we obtain new customers for our license solutions and the delivery of our licensed content is accepted by our customers during each year.
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprises digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 24%, 20%, and 12% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Product revenue accounted for approximately 21%, 26%, and 29% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Gores was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Matterport capital stock comprising a relative majority of the voting power of the combined entity upon consummation of the Merger and having the ability to nominate the majority of the governing body of the combined entity, Matterport’s senior management comprising the senior management of the combined entity, and Matterport’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represented a continuation of the financial statements of Matterport with the Merger being treated as the equivalent of Matterport issuing stock for the net assets of Gores, accompanied by a recapitalization. The net assets of Gores were stated at historical cost, with no goodwill

Table of Content
or other intangible assets recorded. Operations prior to the Merger were presented as those of Matterport in this report of the combined entity. All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. See Note 1 and 3 in our consolidated financial statements included in this Annual Report on Form 10-K for additional detail about the Merger.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of December 31, 2023, we had approximately 11.7 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Year ended December 31,
	2023	2022	2021
Spaces under management	11.7	9.2	6.7
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the year ended December 31, 2023.

Table of Content
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Year ended December 31,
	2023	2022	2021
Free subscribers	866	637	448
Paid subscribers	72	64	55
Total subscribers	938	701	503
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

	Three Months Ended December 31,
	2023	2022	2021
Net dollar expansion rate	109%	103%	110%

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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of December 31, 2023, we had over 938,000 subscribers on our platform and approximately 11.7 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the acquisition of VHT (“VHT Acquisition”) completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial

Table of Content
data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
Adoption of our Solutions by Enterprise Subscribers
We are pioneering the transformation of the built world from offline to online. We provide a complete, data-driven set of solutions for the digitization and datafication of the built world across a diverse set of use cases and industries. We take a largely offline global property market to the online world using a data-based approach, creating a digital experience for subscribers to interact with buildings and spaces and derive actionable insights. Our Cortex AI-driven engine and software platform uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twin models. Our ML algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. We provide enterprise subscribers with a comprehensive solution that includes all of the capture, design, build, promote, insure, inspect and manage functionality of our platform.

We believe that our scale of data, superior capture technology, continued focus on innovation and considerable brand recognition will drive a continued adoption of our all-in-one platform by enterprise subscribers.

We are particularly focused on acquiring and retaining large enterprise subscribers because of the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that our customer selected Matterport’s digital twin platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of the manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. In November 2023, we announced a new partnership intended to deliver 3D digital twin-powered connectivity solutions for facilities management across industrial automation, smart buildings, and broadband with a leading global supplier of network infrastructure and digitization solutions. We also announced a multi-year partnership with a leading vacation rental management platform to leverage Matterport’s Digital Twin Platform and Capture Services to more efficiently and effectively capture, document and promote each of its listings. As of December 31, 2023, 25% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.
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
Given the all-in-one nature of our platform and its ease of use, we are also able to drive adoption of our solutions across various parts of an organization. For example, we established our long-term relationship with large commercial real estate clients which included being engaged to create digital twins for available office spaces for promotion and leasing, working with the subscriber’s construction team to redesign office spaces through integrating our digital twins with the construction team’s design software, and conducting due diligence of potential real property acquisitions.

Table of Content
As a result of our long-term focus and expansion strategy, we have been able to retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 109%, 103% and 110% for the three months ended December 31, 2023, 2022, and 2021, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the year ended December 31, 2023. On a combined basis, growth in enterprise customers remains strong and trends in small and medium size business cohorts improved during the quarter ended December 31, 2023 as customers large and small continue to experience the efficiencies, insights, and cost-saving power of Matterport.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, this partnership will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 43% of our subscription revenues for year ended December 31, 2023. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.
Investing in Research and Innovation for Growth
We continuously evaluate our focus in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaborating with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of DL and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. In September 2023, we announced the launch of a beta program for the next generation of intelligent digital twins with powerful new capabilities fueled by the Company’s rapid advancements in AI and data science. Customers can access automated measurements, layouts, editing, and reporting capabilities generated from their digital twins. Property Intelligence is now available worldwide. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the

Table of Content
functionality of and use cases for our platform. Our philosophy is to adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. This new offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities. In November 2023, we announced in advance of Autodesk University, a new Computer-Aided Design (“CAD”) file add-on that will enable the simple creation of CAD files directly from Matterport digital twins to speed up design workflows using Matterport. The Matterport CAD file add-on is now available.
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
Product revenue — Product revenue consists of revenue from the sale of capture devices, including our Pro3 and Pro2 Cameras, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the orders and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third

Table of Content
parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro3 or Pro2 Camera owners to have a subscription when purchasing a Pro3 or Pro2 Camera. We will also repair Pro3 or Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
Cost of Revenue
Cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue, and cost of product revenue. Restructuring costs are also included in cost of revenue in the individual categories.
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
Operating Expenses
Our operating expenses consist primarily of research and development expenses, selling, general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include overhead costs and restructuring costs.
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
Selling, general and administrative expenses — Selling, general, and administrative expenses consist primarily of personnel-related expenses associated with our sales and marketing, finance, legal, information technology, human resources, facilities, and administrative employees, including salaries, benefits, bonuses, sales commissions, and stock-based compensation. We capitalize and amortize commissions associated with attracting new paid subscribers and services revenue over a period of three years, which is the estimated period for which we expect to benefit from the sales commissions. Selling, general and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services, and other corporate expenses.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and investments.

Table of Content
Interest Expense
Interest expense consists primarily of interest payments for our debt facilities.
Transaction Costs
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger.
Change in Fair Value of Warrants Liability
The public and private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. All Public Warrants have been exercised or redeemed. As of December 31, 2023, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
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

Table of Content
RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, which we specifically incorporated by reference herein.
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2023	2022	Amount	%
Revenue:
Subscription	$87,238	$73,789	$13,449	18%
License	110	97	13	13%
Services	37,621	27,268	10,353	38%
Product	32,779	34,971	(2,192)	(6)%
Total revenue	157,748	136,125	21,623	16%
Costs of revenue:
Subscription	29,007	24,259	4,748	20%
License	—	—	—	—%
Services	26,643	18,992	7,651	40%
Product	31,608	41,028	(9,420)	(23)%
Total costs of revenue	87,258	84,279	2,979	4%
Gross profit	70,490	51,846	18,644	36%
Gross margin	45%	38%
Operating expenses:
Research and development	67,305	85,025	(17,720)	(21)%
Selling, general, and administrative	217,424	242,306	(24,882)	(10)%
Total operating expenses	284,729	327,331	(42,602)	(13)%
Loss from operations	(214,239)	(275,485)	61,246	(22)%
Other income (expense):
Interest income	6,406	6,280	126	2%
Change in fair value of warrants liability	513	27,035	(26,522)	(98)%
Change in fair value of contingent earn-out liability	—	136,043	(136,043)	(100)%
Other income (expense), net	8,427	(3,969)	12,396	(312)%
Total other income	15,346	165,389	(150,043)	(91)%
Loss before provision for income taxes	(198,893)	(110,096)	(88,797)	81%
Provision for income taxes	184	1,243	(1,059)	(85)%
Net loss	$(199,077)	$(111,339)	$(87,738)	79%

Table of Content
Revenues
Total revenue increased by $21.6 million, or 16%, to $157.7 million for the year ended December 31, 2023, from $136.1 million for the year ended December 31, 2022. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.

	Year Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$87,238	$73,789	$13,449	18%
License	110	97	13	13%
Services	37,621	27,268	10,353	38%
Product	32,779	34,971	(2,192)	(6)%
Total revenue	$157,748	$136,125	$21,623	16%
Subscription revenue increased by $13.4 million, or 18%, to $87.2 million for the year ended December 31, 2023, from $73.8 million for the year ended December 31, 2022, primarily due to higher volume of subscription plans from new subscribers, expanded use of the subscription by existing subscribers, and a subscription price increase implemented in fiscal year 2023. Of the $13.4 million increase, approximately $6.7 million was attributable to the higher volume of subscription plans from additional new subscribers during the year ended December 31, 2023 and approximately $6.7 million was attributable to additional sales to existing customers during that period.
License revenue fluctuated from period to period historically, depending on the timing of completed transactions and any associated implementation work that we must perform to recognize revenue. License revenue were not material in the years ended December 31, 2023 and 2022, as license deals no longer represent our focus of business development.
Services revenue increased by $10.4 million, or 38%, to $37.6 million for the year ended December 31, 2023, from $27.3 million for the year ended December 31, 2022. The increase was primarily attributable to increased sales of capture services, including an increase of $7.8 million due to the full year contribution attributable to the acquisition of VHT since July 2022, and up-scaled add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased by $2.2 million, or 6%, to $32.8 million for the year ended December 31, 2023, from $35.0 million for the year ended December 31, 2022. The decrease was primarily due to the normalized demand for our Pro3 Camera during the year ended December 31, 2023 since our initial launch in the third quarter of 2022, and lower net sales of our Pro2 Camera.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Year Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$29,007	$24,259	$4,748	20%
Cost of license revenue	—	—	—	—%
Cost of services revenue	26,643	18,992	7,651	40%
Cost of products revenue	31,608	41,028	(9,420)	(23)%
Total cost of revenue	$87,258	$84,279	$2,979	4%
Total cost of revenue increased by $3.0 million, or 4%, to $87.3 million for the year ended December 31, 2023, from $84.3 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in cost of subscription services provided and capture services sold, and partially offset by a decrease in cost of products revenue.

Table of Content
Cost of subscription revenue increased by $4.7 million, or 20%, to $29.0 million for the year ended December 31, 2023, from $24.3 million for the year ended December 31, 2022. The increase was primarily attributable to the impact of additional transitional costs related to hosting and delivery services for our platform to enhance support functions globally and to improve our processing efficiency of digital twins for subscription services provided.
Cost of services revenue increased by $7.7 million, or 40%, to $26.6 million for the year ended December 31, 2023, from $19.0 million for the year ended December 31, 2022. The increase was primarily attributable to the non-recurring restructuring charges and an increase in volume of capture services sold.

Cost of products revenue decreased by $9.4 million, or 23%, to $31.6 million for the year ended December 31, 2023, from $41.0 million for the year ended December 31, 2022. The decrease was primarily attributable to cost efficiencies, including our efforts to mitigate the supply chain challenges experienced in fiscal year 2022.
Gross Profit and Gross Margin

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Gross profit	$70,490	$51,846
Gross margin	45%	38%
Gross margin increased to 45% during the year ended December 31, 2023 from 38% during the year ended December 31, 2022. The increase was primarily driven by an improvement in product gross margin, benefiting from the ease of the supply chain constraints we faced in fiscal year 2022, and cost efficiency across our revenue lines resulting from the 2023 Restructuring in the second half of the year ended December 31, 2023.
Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$67,305	$85,025	$(17,720)	(21)%
Research and development expenses decreased by $17.7 million, or 21%, to $67.3 million for the year ended December 31, 2023 from $85.0 million for the year ended December 31, 2022. The reduction in research and development expenses resulted from evaluation and reallocation of spend away from hardware to offerings that we expect will yield our highest possible returns, as we continue to drive innovation in our technology platform and data insights for customers. The decrease was primarily attributable to a $8.1 million decrease in stock-based compensation, a $5.2 million decrease in salary compensation expense, and a $4.8 million decrease in professional services expense, including consulting services, partially offset by $0.9 million of restructuring charges in accordance with our 2023 Plan.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$217,424	$242,306	$(24,882)	(10)%
Selling, general and administrative expenses decreased by $24.9 million, or 10%, to $217.4 million for the year ended December 31, 2023, from $242.3 million for the year ended December 31, 2022. The decrease was primarily attributable to a $19.5 million decrease in stock-based compensation, an $8.3 million decrease in marketing programs, a $3.6 million decrease in other professional services expense as we continue to mitigate our spending and drive efficiency,

Table of Content
and a $2.2 million decrease in salary compensation expense, partially offset by a $9.2 million increase in legal fees, and a $3.0 million increase in restructuring charges in accordance with our 2023 Plan.
Interest Income

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Interest income	$6,406	$6,280
Interest income increased by $0.1 million, or 2%, to $6.4 million for the year ended December 31, 2023, from $6.28 million for the year ended December 31, 2022. The increase was primarily attributable to interest earned on our cash equivalents and investments during the year ended December 31, 2023. Interest income did not fluctuate significantly compared to the same period in 2022.
Change in Fair Value of Warrants Liability

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Change in fair value of warrants liability	$513	$27,035
We recognized a change in fair value of warrants liability of $0.5 million for the year ended December 31, 2023 due to the decrease in the fair value of our outstanding Private Warrants. As of December 31, 2023, there were 1.7 million Private Warrants outstanding. No Public Warrants remain outstanding.
Change in Fair Value of Contingent Earn-out Liability

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Change in fair value of contingent earn-out liability	$—	$136,043
As of January 18, 2022, all Earn-out triggering events were achieved, and the Company issued a total of 21.5 million shares of common stock for Earn-out Shares, net of tax withholding eligible recipients on February 1, 2022.
Other Income (Expense), Net

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Other income (expense), net	$8,427	$(3,969)
Other income (expense), net increased by $12.4 million, or 312%, to $8.4 million for the year ended December 31, 2023 from $4.0 million for the year ended December 31, 2022. The increase was primarily due to accretion of discounts, net of amortization related to investment premium.

Table of Content
Provision for Income Taxes

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Provision for income taxes	$184	$1,243
For the year ended December 31, 2023 and 2022, our provision for income taxes reflects an effective tax rate of (0.1)% and (1.1)%, respectively. Our effective tax rate for the year ended December 31, 2023, differs from the U.S. federal statutory tax rate of 21%, primarily due to losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates, and stock-based compensation activities. Our effective tax rate for the year ended December 31, 2022, differs from the U.S. federal statutory tax rate of 21%, primarily due to the unfavorable tax impact associated with our earn-out and warrants liability, netted against the impact resulting from the losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates, and a tax benefit from stock-based compensation activities.
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
Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation-related charges (including share-based payroll tax expense), restructuring charges, acquisition-related costs, amortization of acquired intangible assets, and payroll tax related to contingent earn-out share issuance, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Year ended December 31,
	2023	2022	2021
GAAP loss from operations	$(214,239)	$(275,485)	$(147,768)
Add back: stock based compensation expense, net	127,755	152,788	100,844
Add back: restructuring charges	4,296	—	—
Add back: acquisition-related costs	—	1,294	887
Add back: amortization expense of acquired intangible assets	1,772	1,411	—
Add back: payroll tax related to contingent earn-out share issuance	—	1,164	—
Non-GAAP loss from operations	$(80,416)	$(118,828)	$(46,037)
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

Table of Content
The following table presents our free cash flow for each of the periods presented (in thousands):

	Year ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(58,713)	$(118,562)	$(38,808)
Less: purchases of property and equipment	139	1,730	810
Less: capitalized software and development costs	9,765	12,590	7,200
Free cash flow	$(68,617)	$(132,882)	$(46,818)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of December 31, 2023, we had cash, cash equivalents and investments of approximately $423.0 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$82,902	$117,128
Investments	340,098	359,774
Total cash, cash equivalents, and investments	$423,000	$476,902
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
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments, including as a result of our restructuring plan. We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of December 31, 2023, our 12-month lease obligations (through December 31, 2024) totaled approximately $1.3 million, or approximately $1.5 million through the year ending December 31, 2025. Our non-cancellable purchase obligations as of December 31, 2023 totaled approximately $16.8 million and are due through the year ending December 31, 2025.

Table of Content
Cash Flows
The following table set forth a summary of our cash flows for the year ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in):
Operating activities	$(58,713)	$(118,562)	$(38,808)
Investing activities	$19,538	$95,177	$(541,821)
Financing activities	$4,795	$277	$668,449
Net Cash Used in Operating Activities
Net cash used in operating activities was $58.7 million for the year ended December 31, 2023. This amount primarily consisted of a net loss of $199.1 million, offset by non-cash charges of $131.9 million, and a change in net operating assets and liabilities of $8.5 million. The non-cash charges primarily consisted of $118.8 million of stock-based compensation expense, $19.4 million of depreciation and amortization expense, and $1.8 million of inventory obsolescence, partially offset by $8.9 million of accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of a decrease in accounts receivable and prepaid expenses and other assets and an increase in deferred revenue, partially offset by an increase in inventories and a decrease in other liabilities and accounts payable.
Net cash used in operating activities was $118.6 million for the year ended December 31, 2022. This amount primarily consisted of a net loss of $111.3 million, offset by non-cash charges of $8.8 million, and a change in net operating assets and liabilities of $16.1 million. The non-cash charges primarily consisted of $148.5 million of stock-based compensation expense, $13.3 million of depreciation and amortization expense, $5.0 million of inventory obsolescence, $2.9 million of amortization of investment premiums, net of accretion of discounts, and $1.2 million for the allowance for doubtful accounts, partially offset by $27.0 million of change in fair value of warrants liability and $136.0 million of change in fair value of contingent earn-out liability. Changes in net operating assets and liabilities primarily consisted of an increase in accounts receivable, inventories, prepaid expenses and other assets and a decrease in accounts payable, partially offset by an increase in deferred revenue and other liabilities.

Table of Content
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $19.5 million for the year ended December 31, 2023. This amount primarily consisted of maturities of marketable securities investments of $478.3 million, partially offset by investments in available-for-sale securities of $444.7 million, capitalized software and development costs of $9.8 million, consideration paid (net of cash acquired) for business acquisitions of $4.1 million, and purchases of property and equipment of $0.1 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $4.8 million for the year ended December 31, 2023. This amount primarily consisted of $5.1 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $0.3 million payment of taxes related to the settlement of equity awards.
Net cash provided by financing activities was $0.3 million for the year ended December 31, 2022. This amount primarily consisted of $27.8 million proceeds from exercise of warrants and $6.8 million proceeds from the sale of shares through employee equity incentive plans, partially offset by $34.4 million payment of taxes related to the settlement of equity awards.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2—Summary of Significant Accounting Policies of our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Contract payment terms vary and are generally net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Table of Content
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
Refer to Note 15—Stock Plan, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our stock-based compensation plans.
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

Table of Content
•recent secondary stock sales and tender offers;
•equity market conditions affecting comparable public companies; and
•general U.S. and global market conditions.
In determining the fair value of our common stock before it became publicly traded, we established the enterprise value of our business using the market approach. Under the market approach, a group of guideline publicly traded companies with similar financial and operating characteristics to Matterport were selected, and valuation multiples based on the guideline public companies’ financial information and market data were calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our historical and forecasted revenue results.
We used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”) in 2021 before our common stock became publicly traded on July 23, 2021. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Matterport, assuming various outcomes. The common stock value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. We considered two different scenarios: (a) a transaction with a SPAC, (b) remaining a private company. Under the hybrid method, we used the OPM, the if-converted method, and the liquidation method to allocate the equity value of our business among the various classes of stock. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into shares of common stock based upon their conversion terms and differences in the rights and preferences of the share of redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
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

Table of Content
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock options and restricted share units (RSUs) holders are entitled to receive an aggregate of 23.5 million shares of the Company’s Class A common shares (“Earn-out Shares”) upon the Company achieving certain Earn-out triggering events during the Earn-out Period (as described in Note 14 “Contingent Earn-Out Liability” of our consolidated financial statements included in this Annual Report Form 10-K).
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
Upon Closing, the estimated fair value of the Earn-out Shares was allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 8 “Fair Value Measurement” and Note 14 “Contingent Earn-Out Liability” for additional information.
If the applicable triggering event is achieved for a tranche, the Company will account for the Earn-out Shares for such tranche as issued and outstanding common stock.

The Earn-out triggering events were achieved as of January 18, 2022, and all Earn-out Shares were issued to eligible recipients on February 1, 2022.

Table of Content
Inventory Valuation

We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical sales, and demand forecasts that consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and we recognize the write-down in the cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and the lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for our products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded. We also extend the assessment to non-cancelable purchase orders if the inventories are considered excess and record the liability that is reasonably possible to be incurred in accrued expenses and other current liabilities.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), Japan and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of December 31, 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Atlanta, Georgia, PCAOB ID: 238)	59
Consolidated Balance Sheets as of December 31, 2023 and 2022	61
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	62
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021	62
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	64
Notes to the Consolidated Financial Statements	65

Table of Content
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Matterport, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Matterport, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Table of Content
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
Revenue Recognition - Subscription, Services, and Product Revenue
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from subscription, license, services and sale of products. The Company’s total revenue for the year ended December 31, 2023 was $157.7 million, of which subscription, services, and product revenue was $157.6 million. The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The principal consideration for our determination that performing procedures relating to revenue recognition of subscription, services, and product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of subscription, services, and product revenue as the amount of consideration expected in exchange for goods or services. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts and (ii) performing subsequent receipts testing for a sample of outstanding customer invoice balances as of December 31, 2023 and, for invoices not yet paid, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of shipment or delivery.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
February 27, 2024

We have served as the Company's auditor since 2019.

Table of Content
MATTERPORT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$82,902	$117,128
Short-term investments	305,264	355,815
Accounts receivable, net of allowance of $1,155 and $1,212, as of December 31, 2023 and December 31, 2022, respectively	16,925	20,844
Inventories	9,115	11,061
Prepaid expenses and other current assets	8,635	13,084
Total current assets	422,841	517,932
Property and equipment, net	32,471	30,559
Operating lease right-of-use assets	625	2,515
Long-term investments	34,834	3,959
Goodwill	69,593	69,593
Intangible assets, net	9,120	10,890
Other assets	7,671	4,947
Total assets	$577,155	$640,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,586	$8,331
Deferred revenue	23,294	16,731
Accrued expenses and other current liabilities	13,354	23,916
Total current liabilities	44,234	48,978
Warrants liability	290	803
Deferred revenue, non-current	3,141	1,201
Other long-term liabilities	206	5,502
Total liabilities	47,871	56,484
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2023 and 2022, respectively; nil shares issued and outstanding as of December 31, 2023 and 2022; and liquidation preference of nil as of December 31, 2023 and 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of December 31, 2023 and 2022, respectively; and 310,061 shares and 290,541 shares issued and outstanding as of December 31, 2023 and 2022, respectively	31	29
Additional paid-in capital	1,307,324	1,168,313
Accumulated other comprehensive income (loss)	403	(5,034)
Accumulated deficit	(778,474)	(579,397)
Total stockholders’ equity	529,284	583,911
Total liabilities and stockholders’ equity	$577,155	$640,395
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$87,238	$73,789	$61,275
License	110	97	4,761
Services	37,621	27,268	12,592
Product	32,779	34,971	32,546
Total revenue	157,748	136,125	111,174
Costs of revenue:
Subscription	29,007	24,259	14,754
License	—	—	—
Services	26,643	18,992	10,046
Product	31,608	41,028	26,403
Total costs of revenue	87,258	84,279	51,203
Gross profit	70,490	51,846	59,971
Operating expenses:
Research and development	67,305	85,025	55,379
Selling, general, and administrative	217,424	242,306	152,360
Total operating expenses	284,729	327,331	207,739
Loss from operations	(214,239)	(275,485)	(147,768)
Other income (expense):
Interest income	6,406	6,280	1,811
Interest expense	—	—	(676)
Transaction costs	—	—	(565)
Change in fair value of warrants liability	513	27,035	(48,370)
Change in fair value of contingent earn-out liability	—	136,043	(140,454)
Other income (expense), net	8,427	(3,969)	(2,255)
Total other income (expense)	15,346	165,389	(190,509)
Loss before provision (benefit) for income taxes	(198,893)	(110,096)	(338,277)
Provision (benefit) for income taxes	184	1,243	(217)
Net loss	$(199,077)	$(111,339)	$(338,060)
Net loss per share, basic and diluted	$(0.66)	$(0.39)	$(2.58)
Weighted-average shares used in per share calculation, basic and diluted	300,697	283,585	131,278
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(199,077)	$(111,339)	$(338,060)
Other comprehensive income (loss), net of taxes:
Foreign currency translation loss	—	—	(187)
Unrealized gain (loss) on available-for-sale securities, net of tax	5,437	(3,495)	(1,487)
Other comprehensive income (loss)	$5,437	$(3,495)	$(1,674)
Comprehensive loss	$(193,640)	$(114,834)	$(339,734)
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	124,979	$164,168	38,981	$4	$9,159	$135	$(129,998)	$(120,700)
Net loss	—	—	—	—	—	—	(338,060)	(338,060)
Other comprehensive loss	—	—	—	—	—	(1,674)	—	(1,674)
Conversion of convertible note to Series D redeemable convertible preferred stock	(125,031)	(164,461)	126,461	13	164,448	—	—	164,461
Issuance of Series D redeemable convertible preferred stock to a customer	52	293	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,072	—	2,068	—	—	2,068
Issuance of common stock upon exercise of legacy Matterport common stock warrants	—	—	1,038	—	—	—	—	—
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	72,531	7	539,890	—	—	539,897
Issuance of common stock upon exercise of public and private warrants	—	—	7,090	1	155,055	—	—	155,056
Earn-out liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(237,122)	—	—	(237,122)
Stock-based compensation	—	—	—	—	104,237	—	—	104,237
Balance as of December 31, 2021	—	$—	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net loss	—	—	—	—	—	—	(111,339)	(111,339)
Other comprehensive loss	—	—	—	—	—	(3,495)	—	(3,495)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	15,525	2	(9,909)	—	—	(9,907)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	—	—	76	—	—	76
Issuance of common stock to a customer	—	—	132	—	738	—	—	738
Issuance of common stock upon exercise of public warrants	—	—	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	—	—	1,223	—	19,219	—	—	19,219
Issuance of earn-out shares upon triggering events, net of tax withholding	—	—	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	—	—	242,429	—	—	242,429
Stock-based compensation	—	—	—	—	162,604	—	—	162,604
Balance as of December 31, 2022	—	$—	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	—	—	(199,077)	(199,077)
Other comprehensive income	—	—	—	—	—	5,437	—	5,437

Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	19,155	2	4,793	—	—	4,795
Issuance of common stock in connection with acquisitions	—	—	365	—	5,748	—	—	5,748
Stock-based compensation	—	—	—	—	128,470	—	—	128,470
Balance as of December 31, 2023	—	$—	310,061	$31	$1,307,324	$403	$(778,474)	$529,284
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 4.1193 established in the Merger as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(199,077)	$(111,339)	$(338,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,437	13,297	5,824
Amortization of debt discount	—	—	135
Amortization of investment premiums, net of accretion of discounts	(8,919)	2,924	1,370
Investment impairment	—	1,093	—
Stock-based compensation, net of amounts capitalized	118,775	148,490	100,605
Cease use of certain leased facilities	961	—	—
Change in fair value of warrants liability	(513)	(27,035)	48,370
Change in fair value of contingent earn-out liability	—	(136,043)	140,454
Deferred income taxes	(121)	51	(385)
Transaction costs	—	—	565
Loss on extinguishment of debt and convertible notes	—	—	210
Allowance for doubtful accounts	601	1,245	222
Loss of excess inventory and purchase obligation	1,821	5,007	—
Other	(185)	(195)	(102)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,318	(9,609)	(7,170)
Inventories	(3,830)	(6,484)	(1,946)
Prepaid expenses and other assets	3,036	(1,991)	(7,751)
Accounts payable	(745)	(5,240)	8,812
Deferred revenue	8,503	5,985	7,602
Accrued expenses and other liabilities	(1,775)	1,282	2,437
Net cash used in operating activities	(58,713)	(118,562)	(38,808)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139)	(1,730)	(810)
Capitalized software and development costs	(9,765)	(12,590)	(7,200)
Purchase of investments	(444,695)	(137,631)	(532,811)
Maturities of investments	478,253	299,002	—
Investment in convertible notes	—	—	(1,000)
Business acquisitions, net of cash acquired	(4,116)	(51,874)	—
Net cash provided by (used in) investing activities	19,538	95,177	(541,821)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization and PIPE financing, net	—	—	612,854
Payment of transaction costs related to reverse recapitalization	—	—	(10,013)
Proceeds from sales of shares through employee equity incentive plans	5,124	6,781	2,068
Payments for taxes related to net settlement of equity awards	(329)	(34,424)	—
Proceeds from exercise of warrants	—	27,844	76,607
Repayment of debt	—	—	(13,067)
Other	—	76	—
Net cash provided by financing activities	4,795	277	668,449
Net change in cash, cash equivalents, and restricted cash	(34,380)	(23,108)	87,820
Effect of exchange rate changes on cash	154	249	(83)
Cash, cash equivalents, and restricted cash at beginning of year	117,128	139,987	52,250
Cash, cash equivalents, and restricted cash at end of period	$82,902	$117,128	$139,987

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$753
Cash paid for taxes	$780	$651	$80
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$—	$896	$237,122
Reclassification of remaining contingent Earn-out liability upon triggering events	$—	$242,429	$164,461
Common stock issued in connection with acquisition	$5,748	$19,219	$—
Unpaid cash consideration in connection with acquisition	$—	$4,348	$—
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Significant estimates include assumptions related to the fair value of common stock before the Merger and other assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of identified intangibles, goodwill impairment, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of warrants liability, loss contingencies, and the determination of stand-alone selling price of various performance obligations. As a result, many of the Company’s estimates and assumptions require increased judgment and these estimates may change materially in future periods.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information
The Company has a single operating segment and reportable segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 4, for information regarding the Company’s revenue by geography. Substantially all of the Company’s long-lived assets are located in the United States.
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

No customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2023 and 2022. No customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2023, 2022, and 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $1.9 million and $0.8 million as of December 31, 2023 and 2022, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
Accounts Receivable, Net
Accounts receivable consists of current trade receivables due from customers recorded at the invoiced amount, net of allowances for doubtful accounts.
The Company’s accounts receivable represent amounts due from customers arising from revenue and are stated at the amount the Company expects to collect from outstanding balances. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible and provides allowances, as necessary, for doubtful accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and after factors that may affect the ability to collect from customers.

The allowance for doubtful accounts was $1.2 million as of December 31, 2023 and 2022, respectively.

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

The Company recorded a provision for excess and obsolete inventory of $1.7 million, $1.0 million, and nil for the years ended December 31, 2023, 2022, and 2021, respectively. The Company also recorded a liability of $0.1 million and $4.0 million respectively, as of December 31, 2023 and 2022, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability was included in accrued and other current liabilities on the consolidated balance sheets. Both provision for excess and obsolete and accrued loss on firm inventory purchase commitments were recorded in cost of product revenue in the consolidated statements of operations.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:

Machinery and equipment	3 - 7 years
Furniture and fixtures	3 years
Capitalized software and development costs	3 years
Leasehold improvements	Shorter of remaining lease term or 10 years
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

The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Company determines the classification of the investments in marketable debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities in an unrealized loss position are written down to its fair value with the corresponding change recorded in other income, net in the consolidated statements of operations, if it’s more likely than not that the Company will be required to sell the impaired security before recovery of its amortized costs basis, or have the intention to sell the security. If neither of these conditions are met, it is determined whether a credit loss exists by comparing the present value of the expected cash flows of the security with its amortized cost basis. An allowance for credit losses is recorded in other income, net in the consolidated statements of operations for an amount not to exceed the unrealized loss. Unrealized losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction costs
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in other assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the public and private warrants liabilities were expensed in the consolidated statements of operations. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively, for the year ended December 31, 2021. The total transaction cost for the year ended December 31, 2021 was $36.3 million, consisting of underwriting, legal, and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately upon the Closing.
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

Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations. The Company incurred nil, $1.6 million, and $0.9 million of acquisition-related costs for the years ended December 31, 2023, 2022, and 2021.
Intangible Assets
Acquisition-related intangible assets with finite lives are accounted for at fair value as of the date of acquisition, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Operating Leases

The Company is a lessee in several noncancellable operating leases, primarily real estate facilities for office space. In accordance with the Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), the Company determines if an arrangement is a lease or contains a lease at contract inception, and accounts for leases to recognize right-of-use (ROU) assets and lease liabilities arising from operating leases with terms longer than 12 months on our consolidated balance sheets beginning January 1, 2022. Lease expense is recognized on a straight-line basis over the lease term. The Company did not have any financing leases in any of the periods presented.

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

The Company uses the non-cancelable lease term when recognizing the ROU assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for the lease and non-lease components as a single lease component.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases with a term of twelve months or less are not recognized on the consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss and Foreign Currency Translation
The functional currency of Matterport, Inc. and its wholly owned subsidiaries in Singapore and Japan is the U.S. dollar. Prior to January 1, 2022, Matterport, Inc.’s United Kingdom (“U.K.”) subsidiary used the British Pound as its functional currency to maintain its books and records. Effective January 1, 2022, the Company considered the economic factors outlined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 830 — Foreign Currency Matters in the determination of the functional currency and concluded that the predominance of factors supports the change in functional currency to the U.S. dollar for the U.K. subsidiary. The Company translates its monetary assets and liabilities for its subsidiaries with a functional currency other than the U.S. dollar by using the applicable exchange rate as of the consolidated balance sheet date, and the consolidated statements of comprehensive loss and consolidated statements of cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the consolidated financial statements are recorded as accumulated other comprehensive income or loss.
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
Revenue Recognition
In accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), the Company determines the amount of revenue to be recognized through the application of the following steps: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the Company’s promise to transfer the associated products, rather than as a separate performance obligation. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net product sales and classifies such costs as a component of cost of products.

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

Deferred Commission, Net

Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs require capitalization under ASC 340-40, Other Assets and Deferred Costs — Contracts and Customers, and amortization over the estimated period over which the benefit is expected to be received as direct sales commissions paid for subscription renewals are not commensurate with the amounts paid for initial contracts. The Company applies the practical expedient and expenses commissions when incurred if the amortization period is one year or less. The capitalized direct commission costs are included in other assets on the Company’s consolidated balance sheets and the amortization of these costs is included in selling, general, and administrative in the Company’s consolidated statements of operations. Deferred commission, net was $7.0 million and $4.4 million as of December 31, 2023 and 2022, respectively.
Advertising Costs

Advertising costs are expensed as incurred and included in selling, general, and administrative in the consolidated statements of operations. Advertising expense was $8.9 million, $17.3 million, and $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contract with Customers, as if it had originated the contracts. The Company adopted this standard effective January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. This ASU will be applied retrospectively and is effective for public entities for annual periods beginning after December 15, 2023 and for interim reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency, effectiveness and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently assessing the impact the guidance will have on the Company’s financial statements and disclosures.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(2) Represents shares of Class A common stock issued into which shares of Class F common stock, par value of $0.0001 per share, of the Company were converted upon the consummation of the Merger. Excludes 4,079,000 shares of Class A common stock purchased under the Sponsor Subscription Agreement and excludes 15,000 shares of Class A common stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE. Gores Holdings VI Sponsor, LLC, a Delaware limited liability company, Mr. Randall Bort, Ms. Elizabeth Marcellino and Ms. Nancy Tellem, Gores’ independent directors, are collectively noted as “Initial Stockholders.”
(3) Includes the Initial Stockholders’ ownership of 4,079,000 shares of Class A common stock purchased under the Sponsor Subscription Agreement and includes 15,000 shares of Class A common stock purchased by the Initial Stockholders (excluding the Sponsor) in the PIPE.
4. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

	Year ended December 31,
	2023	2022	2021
Revenue:
United States	$100,164	$81,842	$67,544
International	57,584	54,283	43,630
Total revenue	$157,748	$136,125	$111,174

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No country other than the United States accounted for more than 10% of the Company’s revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

	Year Ended December 31,
	2023	2022	2021
Over time revenue	$124,859	$101,057	$73,867
Point-in-time revenue	32,889	35,068	37,307
Total	$157,748	$136,125	$111,174
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. The timing of revenue recognition differs from the timing of invoicing to customers and this timing difference results in contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The accounts receivable and contract balances as of December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Accounts receivable, net	$15,094	$19,037
Unbilled accounts receivable	$1,831	$1,807
Deferred revenue	$26,435	$17,932
During fiscal years 2023, 2022, and 2021, the Company recognized revenue of $14.6 million, $9.2 million, and $4.5 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $64.7 million and $47.0 million at the end of fiscal years 2023 and 2022, respectively and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months at the end of fiscal year 2023 were $43.6 million and the remaining obligations are expected to be recognized thereafter.

As of December 31, 2023, the contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized are as follows (in thousands):

Amount
Fiscal years ending December 31,
2024	$43,568
2025	$12,183
2026	$5,492
2027	$1,950
2028	$1,525
Thereafter	$—
Total	$64,718

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
Enview Inc. Acquisition

On January 5, 2022 (the “Enview Acquisition Date”), the Company completed the acquisition (the “Enview Acquisition”) of Enview, Inc. (“Enview”), a privately-held company engaged in the development of AI algorithms to identify natural and man-made features in geospatial data using various techniques. The Company has completed the purchase accounting with a total purchase consideration for the Enview Acquisition of $64.3 million. The total purchase consideration consisted of the following (in thousands):

Amount
Cash(1)	$39,336
Common stock (1.6 million shares)(2)	24,988
Total	$64,324
(1) The Company paid $4.3 million and $35.0 million in cash consideration during the year ended December 31, 2023 and 2022.
(2) On the Enview Acquisition Date, the Company's closing stock price was $15.73 per share. The Company issued 0.4 million and 1.2 million shares during the year ended December 31, 2023 and 2022, respectively.

The Company has accounted for the Enview Acquisition as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on the fair values at the Enview Acquisition Date. The purchase price allocation includes adjustments for additional information that existed as of the Enview Acquisition Date but at that time was unknown and became known during the measurement period of 12 months from the Enview Acquisition Date. The following table summarizes the allocation of purchase consideration on the Enview Acquisition Date, inclusive of measurement period adjustments (in thousands):

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

Developed technology relates to existing Enview technology of its AI algorithms to identify natural and man-made features in geospatial data. The economic useful life was determined based on the technology cycle related to the developed technology of existing services, as well as the cash flows anticipated over the forecasted periods.

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

6. GOODWILL AND INTANGIBLE ASSETS
The Company performed its annual impairment analysis of goodwill during the fourth quarter of fiscal year 2023 and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2023. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
Goodwill—As of December 31, 2023 and 2022, goodwill was $69.6 million.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(2,146)	$3,254	$5,400	$(1,065)	$4,335
Customer relationships	6,900	(1,034)	5,866	6,900	(345)	6,555
Total	$12,300	$(3,180)	$9,120	$12,300	$(1,410)	$10,890
The Company recognized amortization expense of $1.8 million, $1.4 million and nil, for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of December 31, 2023 (in thousands):

Amount
2024	$1,770
2025	1,770
2026	1,770
2027	705
2028 and thereafter	3,105
Total future amortization expense	$9,120

7. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of December 31, 2023, 2022, and 2021 and the rollforward for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance—beginning of period	$(1,212)	$(291)	$(799)
Increase in reserves	(601)	(1,245)	(222)
Write-offs	658	324	730
Balance—end of period	$(1,155)	$(1,212)	$(291)
Inventories—Inventories as of December 31, 2023 and 2022, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Finished goods	$6,179	$2,112
Work in process	826	3,477
Purchased parts and raw materials	2,110	5,472
Total inventories	$9,115	$11,061
Property and Equipment, Net—Property and equipment as of December 31, 2023 and 2022, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Machinery and equipment	$4,087	$3,948
Furniture and fixtures	355	355
Leasehold improvements	713	734
Capitalized software and development costs	75,123	55,662
Total property and equipment	80,278	60,699
Accumulated depreciation and amortization	(47,807)	(30,140)
Total property and equipment, net	$32,471	$30,559
Depreciation and amortization expenses of property and equipment were $17.7 million, $11.9 million and $5.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the years ended December 31, 2023, 2022, and 2021, was $19.5 million, $26.7 million and $10.8 million, respectively. These are recorded as part of property and equipment, net on the consolidated balance sheets. Amortization expense was $16.9 million, $11.2 million and $5.5 million for years ended December 31, 2023, 2022, and 2021, respectively, of which $15.5 million, $10.2 million and $4.7 million was recorded to costs of revenue related to subscription and $1.4 million, $1.0 million and $0.8 million to selling, general and administrative in the consolidated statements of operations, respectively.

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2023 and 2022, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Accrued compensation	$4,362	$5,609
Tax payable	1,107	1,669
ESPP contribution	243	341
Current unpaid acquisition consideration	—	6,109
Short-term operating lease liabilities	1,277	1,267
Accrued loss on firm inventory purchase commitments	36	3,991
Other current liabilities	6,329	4,930
Total accrued expenses and other current liabilities	$13,354	$23,916
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

The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61,090	$—	$—	$61,090
Total cash equivalents	$61,090	$—	$—	$61,090
Short-term investments:
U.S. government and agency securities	$245,447	$—	$—	$245,447
Non-U.S. government and agency securities	—	19,950	—	19,950
Corporate debt securities	—	23,030	—	23,030
Commercial paper	—	16,837	—	16,837
Total short-term investments	$245,447	$59,817	$—	$305,264
Long-term investments:
U.S. government and agency securities	$21,323	$—	$—	$21,323
Corporate debt securities	—	13,511	—	13,511
Total long-term investments	$21,323	$13,511	$—	$34,834

Total assets measured at fair value	$327,860	$73,328	$—	$401,188

Financial Liabilities:
Private warrants liability	$—	$—	$290	$290
Total liabilities measured at fair value	$—	$—	$290	$290

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$51,557	$—	$—	$51,557
Total cash equivalents	$51,557	$—	$—	$51,557
Short-term investments:
U.S. government and agency securities	$181,714	$—	$—	$181,714
Non-U.S. government and agency securities	—	24,946	—	24,946
Corporate debt securities	—	114,113	—	114,113
Commercial paper	—	35,042	—	35,042
Total short-term investments	$181,714	$174,101	$—	$355,815
Long-term investments:
Corporate debt securities	$—	$3,959	$—	$3,959
Total long-term investments	$—	$3,959	$—	$3,959

Total assets measured at fair value	$233,271	$178,060	$—	$411,331

Financial Liabilities:
Private warrants liability	$—	$—	$803	$803
Total liabilities measured at fair value	$—	$—	$803	$803

Our Private Warrants transferred from Level 2 to Level 3 upon the ceasing of trading activity of our Public Warrants in an active market in January 2022, see Note 13. There were no transfers among the investment fair value hierarchy during the year ended December 31, 2023. The fair value hierarchy transfer activity and the changes in fair value of our private warrants were as follows (in thousands):

Amount
Balance as of December 31, 2021	$—
Transfer of Private Warrants from Level 2 to Level 3	3,416
Change in fair value	(2,613)
Balance as of December 31, 2022	$803
Change in fair value	(513)
Balance as of December 31, 2023	$290

Available-for-sale Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$266,339	$444	$(13)	$266,770
Non-U.S. government and agency securities	19,958	—	(8)	19,950
Corporate debt securities	36,507	69	(35)	36,541
Commercial paper	16,839	6	(8)	16,837
Total available-for-sale investments	$339,643	$519	$(64)	$340,098

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$185,371	$—	$(3,657)	$181,714
Non-U.S. government and agency securities	24,989	—	(44)	24,945
Corporate debt securities	119,396	—	(1,324)	118,072
Commercial paper	35,052	—	(9)	35,043
Total available-for-sale investments	$364,808	$—	$(5,034)	$359,774
As of December 31, 2023, the gross unrealized losses were not material. As of December 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $0.2 million, which were related to $49.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $4.8 million, which were related to $291.0 million of available-for-sale debt securities.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended December 31, 2023 and 2022.
In January 2021, Legacy Matterport entered a convertible note agreement with a privately-held company as a strategic investment for a principal of $1.0 million. The note bears an interest rate of 5.0% per annum and originally matured in January 2023. The convertible note receivable is accounted for as available-for-sale debt securities in other assets based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). The fair value of the convertible note receivable was determined using a probability-weighted assessment of redemption and conversion scenarios upon the investee closing additional financing. The key inputs to determining fair values under that approach included probability of repayment and conversion scenarios, and discount rates. The convertible note became uncollectible due to the change of the privately-held company’s financial condition as of December 31, 2022. Although we amended and extended the repayment term to January 2024, we recognized a full impairment loss of $1.1 million in the year ended December 31, 2022, including the amortized-based cost of $1.0 million and the previously accrued interest of $0.1 million.

The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of December 31, 2023, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$304,918	$305,264
Due between one and three years	34,725	34,834
Total	$339,643	$340,098
9. DEBT
2015 Term Loan and Line of Credit—On September 16, 2019, the Company amended and restated the Loan and Security Agreement (the “2015 Agreement”) entered into on May 20, 2015 and restated on May 22, 2017 (the “2015 Amended and Restated Agreement”) and October 26, 2017 (the “2017 Amendment”) with the lender (the “2017 Second Amended and Restated Agreement”). The agreement provided the Company with a term loan up to $3.0 million (“2019 Term Loan”). The loan must be first used to repay the prior term loan and accrued interest. The Company borrowed the full $3.0 million on September 16, 2019, and $1.0 million of the amount was used to repay in full the outstanding principal and interest under the 2017 Amendment. The term loan matures on May 1, 2023. The Company was required to make 36 equal installments payments of principal, plus monthly payment of accrued interest starting in June 2020 through May 2023. The term loan bears interest at a floating per annum rate equal to the greater of (a) 1.0% above the Prime Rate and (b) 5.25%. The amendment also provided the Company with a revolving line of credit up to $3.0 million due in September 2020. The Company borrowed $3.0 million under the line of credit on September 27, 2019. The principal amount outstanding under the revolving line of credit bears interest at a floating per annum rate equal to the greater of (a) 0.5% above the Prime Rate and (b) 5.25%. Interest is payable monthly. The restructuring of the term loan was accounted for as an extinguishment. The loss on extinguishment was not material.
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
For years ended December 31, 2023, 2022, and 2021, the Company recorded nil, nil, and $0.2 million of interest expenses under the 2019 Term Loan and the Line of Credit, respectively. The Company repaid $2.4 million of principal outstanding under the 2019 Term Loan during the year ended December 31, 2021. The 2015 Term Loan was fully repaid as of September 30, 2021.
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
For the years ended December 31, 2023, 2022, and 2021, the Company recorded nil, nil, and $0.3 million of interest expense, respectively. For the year ended December 31, 2021, the Company repaid $5.6 million of principal outstanding under the 2018 Agreement. The amount repaid in the year ended December 31, 2021 included a $0.5 million required final payment fee pursuant to the 2018 Agreement and $0.1 million prepayment fee as the Company fully repaid the 2018 Term Loan in July 2021. The Company recorded $0.1 million loss on the extinguishment for the year ended December 31, 2021.
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
For the years ended December 31, 2023, 2022, and 2021, the Company recorded nil, nil, and $0.2 million of interest expense, respectively. The Company started repayment of principal in May 2021 and repaid $2.0 million of principal outstanding in the year ended December 31, 2021. The Company fully repaid the 2020 Term Loan and recorded $0.1 million loss on the 2018 Term Loan extinguishment for year ended December 31, 2021.
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

During the years ended December 31, 2023 and 2022, the total operating lease costs were $1.9 million and $2.1 million, respectively, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the years ended December 31, 2023 and 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's consolidated statement of operations.

Rent expense for the year ended December 31, 2021 was $1.8 million, prior to our adoption of the new lease guidance.

Average lease terms and discount rates were as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease terms (in years)	1.2	2.1
Weighted-average discount rate	3.3%	3.3%

For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.2 million, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2023 and 2022, as the Company did not enter any new leases.

The following table presents maturities of operating lease liabilities as of December 31, 2023 (in thousands):

Amount
Fiscal years ending December 31,
2024	$1,306
2025	207
2026	—
Thereafter	—
Total operating lease payments	1,513
Less: imputed interest	(30)
Present value of operating lease liabilities	$1,483
Current portion of operating lease liabilities (1)	$1,277
Long-term operating lease liabilities (2)	$206

(1) Current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheet.
(2) Long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheet.

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services. As of December 31, 2023, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
2024	$16,554
2025	243
2026 and thereafter	—
Total	$16,797
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a shareholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The plaintiff’s initial complaint claimed that Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The initial complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims are pending. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserts the causes of action described above but omits as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and adds an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register Brown’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third

Amended Complaint was filed on November 9, 2022, and the parties have completed discovery. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous shareholders of Matterport, Inc. (collectively “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges that the issuance of 23,460,000 Earn-Out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the Earn-Out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the Earn-Out Shares violated the February 7, 2021 Agreement and Plan of Merger pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport shareholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement all unjust enrichment by the Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile.
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the Court of Chancery decision, on February 16, 2023, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, at its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation.

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case.

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation.

The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of December 31, 2023, 2022 and 2021, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.
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

12. STOCKHOLDERS’ EQUITY
On July 22, 2021, the Company issued 72.5 million Matterport Class A common shares to public stockholders of Gores, Initial Stockholders of Class F Stock, and PIPE investors for aggregate gross proceeds of $640.1 million. The Company paid $0.9 million to Gores’ stockholders who redeemed Gores’ Class A common stock immediately prior to the Closing. The Company and Gores incurred $10.0 million and $26.3 million transaction costs, respectively. The total transaction cost was $36.3 million, consisting of underwriting, legal and other professional fees, of which $35.7 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.6 million was expensed immediately.
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

The Company had reserved shares of common stock for future issuance as of December 31, 2023 as follows (in thousands):

December 31, 2023
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	54,259
Shares available for future grant under 2021 Employee Stock Purchase Plan	10,972
Shares available for future grant under 2021 Incentive Award Plan	11,172
Total shares of common stock reserved	78,111
Common Stock Warrants — The Company issued warrants to purchase common stock in connection with loan agreements entered from three lenders as disclosed below and in Note 9 “Debt”. Those warrants were considered equity at inception and were recorded to additional paid-in capital. The warrants have a contractual 10-year life from the issuance date.
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

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Gain/ Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2020	$135	$—	$135
Net unrealized loss	(187)	(1,487)	(1,674)
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(3,495)	(3,495)
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	5,437	5,437
Balance at December 31, 2023	$(52)	$455	$403
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
Redemption of Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business day before we send the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The warrants holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
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

On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. As of the Redemption Date of January 14, 2022, a total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to Matterport of $104.4 million, including 7.1 million shares issued upon the exercise of Public Warrants and Private Warrants by the holders with a total proceeds of $76.6 million received during the year ended December 31, 2021 and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants with a total proceeds of $27.8 million received in January 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption. A total of 1.7 million Private Warrants remained outstanding as of December 31, 2023.
The following table summarizes the Public and Private Warrants activities during the years ended December 31, 2022 and 2021 (in thousands). There were no activities during fiscal year ended December 31, 2023:

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
As of the Redemption Date, both the Public Warrants and the Private Warrants were valued at $2.00 per unit. Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.17 as of December 31, 2023.

The following table provides the assumptions used to estimate the fair value of the Private Warrants:

	December 31, 2023	December 31, 2022
Current stock price	$2.69	$2.80
Strike price	$11.50	$11.50
Expected term (in years)	2.56	3.56
Expected volatility	60.0%	66.0%
Risk-free interest rate	4.0%	4.2%
Expected dividend yield	—%	—%

The Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of warrants liability (in thousands) during the years ended December 31, 2023, 2022 and 2021:

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at Closing of the Merger	$38,984	$25,143	$64,127
Change in fair value	29,431	18,939	48,370
Warrants Exercised	(45,086)	(28,437)	(73,523)
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(14,842)	(27,035)
Warrants Exercised	(10,018)	—	(10,018)
Warrants Redemption	(1,118)	—	(1,118)
Fair value at December 31, 2022	$—	$803	$803
Change in fair value	—	(513)	(513)
Fair value at December 31, 2023	$—	$290	$290
14. CONTINGENT EARN-OUT AWARDS
Legacy Matterport stockholders and certain holders of Legacy Matterport Stock Options and RSUs were entitled to receive a number of Earn-out Shares comprising up to 23.5 million shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3.9 million Earn-out Shares. Pursuant to the Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A common stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. If the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, the Earn-out Shares are issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”). The Earn-out Shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
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
At the Closing, the estimated fair value of the total Earn-out Shares was $294.8 million. The contingent obligation to issue Earn-out Shares to Legacy Matterport stockholders was accounted for as a liability because the Earn-out Triggering Events that determine the number of Earn-out Shares required to be issued include events that are not solely indexed to the Common Stock of Matterport, Inc. The Earn-out pro rata Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options are accounted for as a stock-based compensation expense as they are subject to forfeiture based on the satisfaction of certain employment conditions, see Note 15 “Stock Plan” for more information.

The Company recognized $231.6 million of contingent earn-out liability attributable to the Earn-out Shares to Legacy Matterport stockholders upon the Closing on July 22, 2021.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Legacy Matterport stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. See Note 15 “Stock Plan” for more information.
Contingent earn-out liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earn-out Triggering Events were met. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-out Period using the most reliable information available to be issued include events that are not solely indexed to the common stock of the Company. Upon the occurrence of the triggering events, the Company's common stock price of $12.89 per share represented the fair value of the Earn-out Awards. The Company reclassified the $242.4 million outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of shares of common shares. Assumptions used in the valuation are described below:

As of
December 31, 2021
Current stock price	$20.64
Expected term (in years)	5.1
Expected volatility	67.0%
Risk-free interest rate	1.3%
Expected dividend yield	0%
The following table sets forth a summary of the changes in the estimated fair value of the earn-out liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at December 31, 2022 and 2023	$—
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
On February 12, 2021, the Company amended and restated the 2011 Stock Plan to allow the Company to grant restricted stock units (“RSUs”) and extended the terms of the plan until February 12, 2022, unless terminated earlier. No shares are available for future grant under the 2011 Stock Plan due to the termination of the 2011 Stock Plan in connection with the Closing. There were 67.8 million shares authorized under the 2011 Stock Plan prior to its termination, and 2.1 million shares were assumed under the 2021 Incentive Award Plan.

2021 Incentive Award Plan
In connection with the Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the Amended and Restated 2011 Stock Plan and all outstanding awards thereunder, effective as of the Closing, and no further awards may be granted under the 2011 Stock Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the 2011 Stock Plan which, following the effective date of the 2021 Plan, became available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of December 31, 2023, a total of 11.2 million shares remained available for future grant under the Company’s 2021 Plan.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. For the year ended December 31, 2023, there were 0.9 million shares of common stock purchased under the 2021 ESPP. As of December 31, 2023, a total of 11.0 million shares of our common stock remained available for sale under our 2021 ESPP.

Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for year ended December 31, 2023, 2022 and 2021 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	49,206	$0.62	8.1	$245,565
Expired or canceled	(2,907)	0.69
Exercised	(4,072)	0.51
Balance - December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(1,490)	0.76
Exercised	(7,320)	0.52
Balance - December 31, 2022	33,417	$0.65	6.1	$71,842
Expired or canceled	(411)	0.64
Exercised	(5,096)	0.59		$11,241
Balance - December 31, 2023	27,910	$0.66	5.28	$56,638
Options vested and exercisable - December 31, 2023	27,152	$0.65	5.24	$55,361
As of December 31, 2023, unrecognized stock-based compensation expense related to unvested options was $0.3 million, which is expected to be amortized over a weighted-average vesting period of 0.7 years.
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

RSU and PRSU Activities—The following table summarizes the time-based restricted stock unit (RSU) and performance-based restricted stock unit (PRSU) activity under the Company’s stock plans for the year ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2020	—	$—
Granted	27,036	17.47
Vested	(1,474)	17.31
Canceled or forfeited	(818)	10.54
Balance - December 31, 2021	24,744	$17.70
Granted	24,870	4.67
Vested	(7,216)	16.44
Canceled or forfeited	(5,222)	8.85
Balance - December 31, 2022	37,176	$10.47
Granted	10,352	2.91
Vested	(13,640)	10.24
Canceled or forfeited	(7,539)	6.30
Balance - December 31, 2023	26,349	$8.81
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
As of December 31, 2023, unrecognized compensation costs related to unvested RSUs and PRSUs were $204.6 million and $0.9 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 1.9 years and 0.8 years, respectively, excluding additional stock-based compensation expense related to any future grants of stock-based awards.
Earn-out Award Activities
As discussed in Note 14 “Contingent Earn-Out Awards”, the pro rata Earn-out Shares issuable to holders of Legacy Matterport’s RSUs and holders of Legacy Matterport’s Stock Options for such holders with respect to such holders’ Legacy RSUs and Options are expected to be accounted as stock-based compensation expense as they are subject both a market condition and a service condition to the eligible employees.
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 4.7 million pro rata Earn-out Shares issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. The Company issued 2.7 million Earn-out Shares to Matterport's eligible legacy RSU and options holders after withholding 2.0 million of these Earn-out Shares to cover tax withholding obligations. The Company recognized all the remaining $27.6 million unamortized stock-based compensation related to the Earn-out Shares during the year ended December 31, 2022, as both Triggering event condition was satisfied and the service condition was met. No further Earn-out Shares remained contingently issuable thereafter.

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
(1) Represents 2.0 million shares withheld for tax obligation upon issuances of the Earn-out Shares on February 1, 2022.

Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current stock price	$13.34 - $19.61	$13.93 – $27.86
Expected term	5.1 years	5.1 – 5.5 years
Expected volatility	67.0%	40.0% – 67.0%
Risk-free interest rate	1.3%	0.8% – 1.3%
Expected dividend yield	0%	0%
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP granted during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term	0.50 - 2.0 years	0.50 – 2.0 years	0.5 - 2.0 years
Expected volatility	31.4 - 44.1%	40.5 – 48.0%	27.9% - 43.4%
Risk-free interest rate	2.7 - 5.3%	1.6 – 4.7%	0.1% - 0.6%
Expected dividend yield	0%	0%	0%
Grant-date fair value per share	$0.60 - $2.11	$0.85 – $4.64	$7.59 - $14.36
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of December 31, 2023, unrecognized compensation cost related to the ESPP was $1.2 million, which is expected to be recognized over the remaining weighted-average service period of 1.4 years.

Stock-based Compensation— The Company recognizes stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes stock-based compensation expense for awards with performance conditions on a straight-line basis over the requisite service period for each separate vesting portion of the awards when it is probable that the performance condition will be achieved. The stock-based compensation expense of Earn-out Awards were recognized on a straight-line basis over the derived services period during which the market conditions are expected to be met. Forfeitures are accounted for in the period in which they occur.
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Costs of revenue	$3,281	$5,406	$3,083
Research and development	26,897	34,980	25,691
Selling, general, and administrative	88,597	108,104	71,831
Stock-based compensation, net of amounts capitalized	118,775	148,490	100,605
Capitalized stock-based compensation	9,695	14,114	3,632
Total stock-based compensation	$128,470	$162,604	$104,237

16. INCOME TAXES
The components of the net loss before income taxes, determined by jurisdiction, for the years ended December 31, 2023, 2022, and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(200,077)	$(111,748)	$(339,094)
Foreign	1,184	1,652	817
Loss before income taxes	$(198,893)	$(110,096)	$(338,277)
The provision (benefit) for income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
United States	$—	$—	$22
International	305	1,192	146
Total current tax expense	305	1,192	168
United States	—	(323)	—
International	(121)	374	(385)
Total deferred tax expense	(121)	51	(385)
Total tax expense	$184	$1,243	$(217)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards.

The components of the deferred tax assets for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$88,829	$71,405
Research and development credits carryforward	12,919	10,382
Accruals	1,545	2,100
Other	2,262	1,343
Interest expense carryforward	—	315
Fixed assets	60	85
Stock-based compensation	3,657	13,880
Capitalized research and development costs	28,111	19,671
Total deferred tax assets	$137,383	$119,181
Less: valuation allowance	(127,171)	(109,471)
Deferred tax liabilities:
Intangibles	(8,276)	(8,051)
Deferred commissions	(1,655)	(1,046)
Right-of-use asset	(148)	(601)
Total deferred tax liabilities	(10,079)	(9,698)
Net deferred tax assets	$133	$12
For the year ended December 31, 2023, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2023 net operating losses and the capitalized research and development costs under Section 174. For the year ended December 31, 2022, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2022 net operating losses, stock-based compensation, and the capitalized research and development costs under Section 174.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Management considers projected future taxable income and tax planning strategies in making this assessment. Because of the Company's history of operating losses, management believes that recognition of the domestic deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized. As of December 31, 2023, the Company has a valuation allowance for federal and state deferred tax assets that the Company believes will, more likely than not, be unrealizable.

The table below presents the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2023 and 2022 (in thousands):

Description	Balance at beginning of period	Additions charges to costs and expenses	Write-offs and deductions	Balance at end of period
Valuation allowance for deferred tax assets
For the Year Ended December 31, 2023	$109,471	17,700	—	$127,171
For the Year Ended December 31, 2022	$56,344	53,127	—	$109,471
For the Year Ended December 31, 2021	$35,023	21,321	—	$56,344

Net operating loss and tax credit carryforwards as of December 31, 2023 were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (Post December 31, 2017)	$299,395	Do Not Expire
NOLs, federal (Pre January 1, 2018)	61,397	12/31/2031
NOLs, state	202,332	12/31/2032
Tax credits, federal	14,684	12/31/2032
Tax credits, state	$8,667	Do Not Expire
The effective tax rate of the Company’s provision for income taxes differed from the federal statutory rate as of December 31, 2023, 2022, and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income benefit rate	21.0%	21.0%	21.0%
State income tax rate	1.4	7.0	1.1
Change in valuation allowance	(8.9)	(48.3)	(6.3)
Research and development credits	0.7	1.7	0.3
Other	0.3	1.7	(4.2)
Convertible notes — nondeductible	—	—	—
Section 162(m) — executive compensation	(1.3)	(1.8)	—
Stock-based compensation	(13.5)	(12.5)	(0.2)
Change in fair value of contingent earn-out liability	—	25.9	(8.7)
Change in fair value of warrants liability	0.1	5.2	(3.0)
Foreign rate differential	0.1	(1.0)	0.1
Effective tax rate	(0.1)%	(1.1)%	0.1%
The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately, $360.8 million and $202.3 million, respectively, as of December 31, 2023. $61.4 million of federal NOLs will expire beginning in 2031, while $299.4 million generated after the Tax Cuts and Jobs Act (the “TCJA”), will have an indefinite life. The state NOLs will expire if unused starting in 2032.
The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition. The Company has not undertaken an analysis of whether the Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger or other transactions. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations. As of December 31, 2023, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
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
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits — beginning	$7,533	$5,003	$3,662
Gross Increases — prior-year unrecognized tax benefits	—	119	—
Gross Increases — current-year unrecognized tax benefits	1,807	2,411	1,341
Unrecognized tax benefits — ending	$9,340	$7,533	$5,003
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2023, 2022, and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions. Due to net operating loss carryforwards, all years since the inception of incorporation remain open for income tax authorities’ examination. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions.

17. RESTRUCTURING

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

As of December 31, 2023, the Company substantially completed all actions under the 2023 Plan. Total restructuring costs associated with the 2023 Plan were $4.3 million and impacted cost of revenue and operating expenses in the consolidated statement of operations during the year ended December 31, 2023 were as follows (in thousands):

	Severance and Other Personnel Costs	Office Space Reductions(1)	Total
Cost of revenue - Subscription	$5	$—	$5
Cost of revenue - Services	167	—	167
Cost of revenue - Product	183	—	183
Cost of revenue	355	—	355
Research and development	669	274	943
Selling, general, and administrative	2,311	687	2,998
Total restructuring charge	$3,335	$961	$4,296
(1) Office space reductions primarily represent the accelerated amortization expense related to operating lease right-of-use assets.

As of December 31, 2023, $0.1 million restructuring-related liabilities were recorded in accrued expenses and other current liabilities, primarily related to the unpaid severance costs.

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
Net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the years ended December 31, 2023, 2022, and 2021 (in thousands, except for per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(199,077)	$(111,339)	$(338,060)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	300,697	283,585	131,278
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.39)	$(2.58)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of December 31,
	2023	2022	2021
Public and private warrants	1,708	1,708	4,260
Earn-out shares	—	—	23,460
Common stock options outstanding	27,910	33,417	42,227
Unvested RSUs	26,349	37,176	24,744
ESPP Shares	1,524	2,015	706
Total potentially dilutive common stock equivalents	57,491	74,316	95,397

19. EMPLOYEE BENEFITS PLANS
The Company contributes to a defined contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.4 million, $0.4 million and $0.3 million matching contributions to the U.K. pension plan for the year ended December 31, 2023, 2022, and 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

3. Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249312	4.2	10/5/2020

4.2	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.3	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties.	8-K	001-39790	10.1	7/28/2021

10.2	Form of Indemnification Agreement.	8-K	001-39790	10.2	7/28/2021

10.3+	Matterport, Inc. 2021 Incentive Award Plan and related forms of awards agreements.	8-K	001-39790	10.3(a)	7/28/2021

10.4+	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(b)	7/28/2021

10.5+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(c)	7/28/2021

10.6†	Matterport, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39790	10.4	7/28/2021

10.7	Form of Individual Investor Subscription Agreement.	8-K	001-39790	10.1	2/8/2021

10.8	Form of Institutional Investor Subscription Agreement.	8-K	001-39790	10.2	2/8/2021

10.9	Offer Letter, dated November 20, 2018, by and between Matterport, Inc. and R.J. Pittman.	S-4	333-255050	10.6	4/6/2021

10.10	Offer Letter, dated July 28, 2017, by and between Matterport, Inc. and James D. Fay.	S-4	333-255050	10.7	4/6/2021

10.11	Offer Letter, dated January 16, 2020, by and between Matterport, Inc. and Japjit Tulsi.	S-4	333-255050	10.8	4/6/2021

10.12	Offer Letter, dated June 17, 2019, by and between Matterport, Inc. and Jay Remley.	10-K/A	001-39790	10.16	5/18/2022

10.13	Offer Letter, dated November 21, 2022, by and between Matterport, Inc. and Matt Zinn.	10-K	001-39790	10.13	2/28/2023

10.14+	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	8-K	001-39790	10.5	7/28/2021

10.15+	Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.10	4/6/2021

10.16+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.11	4/6/2021

10.17	Matterport, Inc. Executive Severance Plan	8-K	001-39790	10.1	12/15/2022

10.18	Matterport, Inc. Non-Employee Director Compensation Program	S-1	333-258936	10.15	3/18/2022

21.1	List of Subsidiaries.					*

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Matterport, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97	Matterport, Inc. Compensation Recovery Policy					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MATTERPORT, INC.

Date: February 27, 2024	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ R.J. Pittman		February 27, 2024
R.J. Pittman
Chief Financial Officer (Principal Financial Officer)
/s/ James D. Fay		February 27, 2024
James D. Fay
Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Presunka		February 27, 2024
Peter Presunka
Director
/s/ Michael B. Gustafson		February 27, 2024
Michael B. Gustafson
Director
/s/ Peter Hébert		February 27, 2024
Peter Hébert
Director
/s/ Jason Krikorian		February 27, 2024
Jason Krikorian
Director
/s/ Susan Repo		February 27, 2024
Susan Repo