Form 10-Q
period 2024-03-31
Matterport, Inc./DE
filed 2024-05-08
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 314,517,957 shares of Class A common stock outstanding as of May 1, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including the inability to consummate the proposed transaction within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or satisfy the other conditions to the consummation of the proposed transaction with CoStar Group; the risk that the proposed transaction with CoStar Group disrupts Matterport’s current plans and operations or diverts management’s attention from its ongoing business; the effects of the proposed transaction with CoStar Group on Matterport’s business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Matterport does business; the risk that Matterport’s stock price may decline significantly if the proposed transaction with CoStar Group is not consummated; the nature, cost and outcome of any legal proceedings related to the proposed transaction; our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to maintain an effective system of internal controls over financial reporting; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, and subsequently filed Quarterly Reports on Form 10-Q.

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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$79,449	$82,902
Short-term investments	249,917	305,264
Accounts receivable, net of allowance of $760 and $1,155, as of March 31, 2024 and December 31, 2023, respectively	18,473	16,925
Inventories	8,457	9,115
Prepaid expenses and other current assets	8,880	8,635
Total current assets	365,176	422,841
Property and equipment, net	31,808	32,471
Operating lease right-of-use assets	493	625
Long-term investments	89,409	34,834
Goodwill	69,593	69,593
Intangible assets, net	8,677	9,120
Other assets	7,651	7,671
Total assets	$572,807	$577,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,929	$7,586
Deferred revenue	26,304	23,294
Accrued expenses and other current liabilities	13,354	13,354
Total current liabilities	46,587	44,234
Warrants liability	410	290
Deferred revenue, non-current	2,803	3,141
Other long-term liabilities	—	206
Total liabilities	49,800	47,871
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; nil shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; and 314,507 shares and 310,061 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	31	31
Additional paid-in capital	1,337,794	1,307,324
Accumulated other comprehensive income (loss)	(216)	403
Accumulated deficit	(814,602)	(778,474)
Total stockholders’ equity	523,007	529,284
Total liabilities and stockholders’ equity	$572,807	$577,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$24,015	$19,874
Services	9,103	8,704
Product	6,754	9,416
Total revenue	39,872	37,994
Costs of revenue:
Subscription	7,643	6,962
Services	6,375	6,244
Product	6,262	8,376
Total costs of revenue	20,280	21,582
Gross profit	19,592	16,412
Operating expenses:
Research and development	14,900	18,273
Selling, general, and administrative	45,476	54,933
Total operating expenses	60,376	73,206
Loss from operations	(40,784)	(56,794)
Other income (expense):
Interest income	2,264	1,471
Change in fair value of warrants liability	(120)	222
Other income, net	2,553	1,183
Total other income	4,697	2,876
Loss before provision for income taxes	(36,087)	(53,918)
Provision for (benefit from) income taxes	41	(76)
Net loss	$(36,128)	$(53,842)
Net loss per share, basic and diluted	$(0.12)	$(0.18)
Weighted-average shares used in per share calculation, basic and diluted	313,008	293,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(36,128)	$(53,842)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	(619)	2,223
Other comprehensive income (loss)	$(619)	$2,223
Comprehensive loss	$(36,747)	$(51,619)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	310,061	$31	$1,307,324	$403	$(778,474)	$529,284
Net loss	—	—	—	—	(36,128)	(36,128)
Other comprehensive loss	—	—	—	(619)	—	(619)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,446	—	259	—	—	259
Stock-based compensation	—	—	30,211	—	—	30,211
Balance as of March 31, 2024	314,507	$31	$1,337,794	$(216)	$(814,602)	$523,007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,128)	$(53,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,576	4,391
Accretion of discounts, net of amortization of investment premiums	(2,919)	(681)
Stock-based compensation, net of amounts capitalized	27,951	31,074
Change in fair value of warrants liability	120	(222)
Deferred income taxes	—	(184)
Allowance for doubtful accounts	(241)	289
Loss from excess inventory and purchase obligation	—	622
Other	154	(381)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,308)	(1,261)
Inventories	658	(3,258)
Prepaid expenses and other assets	481	1,308
Accounts payable	(657)	(2,287)
Deferred revenue	2,672	1,841
Accrued expenses and other liabilities	(202)	2,193
Net cash used in operating activities	(3,843)	(20,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43)	(87)
Capitalized software and development costs	(2,169)	(2,567)
Purchase of investments	(99,609)	(57,577)
Maturities of investments	102,106	108,806
Business acquisitions, net of cash acquired	—	(1,676)
Net cash provided by investing activities	285	46,899
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sales of shares through employee equity incentive plans	259	686
Payments for taxes related to net settlement of equity awards	—	(329)
Net cash provided by financing activities	259	357
Net change in cash and cash equivalents	(3,299)	26,858
Effect of exchange rate changes on cash	(154)	329
Cash and cash equivalents, at beginning of year	82,902	117,128
Cash and cash equivalents, at end of period	$79,449	$144,315

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisition	$—	$3,921
Unpaid cash consideration in connection with acquisition	$—	$2,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc., together with its subsidiaries (“Matterport” or the “Company”), is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform comprised of innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011. The Company is headquartered at Sunnyvale, California.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 27, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC, regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s 2023 Form 10-K for the fiscal year ended December 31, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
No customer accounted for more than 10% of the Company’s total accounts receivable at March 31, 2024 and December 31, 2023. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2024 and 2023.

Accounting Pronouncements – Recently Issued Accounting Standards Not Yet Adopted
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

3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$25,899	$24,226
International	13,973	13,768
Total revenue	$39,872	$37,994
No country other than the United States accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Over time revenue	$33,118	$28,551
Point-in-time revenue	6,754	9,443
Total	$39,872	$37,994

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. Scheduled billings in advance of revenue recognized results in the timing of revenue recognition differing from the timing of invoicing to customers, and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The accounts receivable and contract balances as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$15,835	$15,094
Unbilled accounts receivable	$2,638	$1,831
Deferred revenue	$29,107	$26,435
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $11.1 million and $5.9 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $65.1 million at the end of March 31, 2024 and consisted of deferred revenue and backlog.

As of March 31, 2024, the contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized are as follows (in thousands):

Amount
Remaining 2024	$40,189
2025	14,778
2026	7,386
2027	2,031
2028	722
Thereafter	—
Total	$65,106

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of March 31, 2024 and December 31, 2023, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three months ended March 31, 2024 and 2023, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(2,415)	$2,985	$5,400	$(2,146)	$3,254
Customer relationships	6,900	(1,208)	5,692	6,900	(1,034)	5,866
Total	$12,300	$(3,623)	$8,677	$12,300	$(3,180)	$9,120
The Company recognized amortization expense of $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of March 31, 2024 (in thousands):

Amount
Remaining 2024	$1,327
2025	1,770
2026	1,770
2027	705
2028	690
2028 and thereafter	2,415
Total future amortization expense	$8,677

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of March 31, 2024 and 2023 and the rollforward for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance—beginning of period	$(1,155)	$(1,212)
Decrease (increase) in reserves	241	(289)
Write-offs	154	206
Balance—end of period	$(760)	$(1,295)
Inventories—Inventories as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$5,157	$6,179
Work in process	859	826
Purchased parts and raw materials	2,441	2,110
Total inventories	$8,457	$9,115
Property and Equipment, Net—Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$4,091	$4,087
Furniture and fixtures	355	355
Leasehold improvements	751	713
Capitalized software and development costs	79,551	75,123
Total property and equipment	84,748	80,278
Accumulated depreciation and amortization	(52,940)	(47,807)
Total property and equipment, net	$31,808	$32,471
Depreciation and amortization expenses of property and equipment were $5.1 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended March 31, 2024 and 2023, was $4.4 million and $5.0 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense was $4.9 million and $3.8 million for three months ended March 31, 2024 and 2023, respectively, of which $4.5 million and $3.5 million was recorded to costs of revenue related to subscription and $0.4 million and $0.3 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$4,659	$4,362
Tax payable	1,133	1,107
ESPP contribution	699	243
Short-term operating lease liabilities	1,155	1,277
Other current liabilities	5,708	6,365
Total accrued expenses and other current liabilities	$13,354	$13,354
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$60,556	$—	$—	$60,556
Total cash equivalents	$60,556	$—	$—	$60,556
Short-term investments:
U.S. government and agency securities	$231,393	$—	$—	$231,393
Corporate debt securities	—	13,587	—	13,587
Commercial paper	—	4,937	—	4,937
Total short-term investments	$231,393	$18,524	$—	$249,917
Long-term investments:
U.S. government and agency securities	$26,287	$—	$—	$26,287
Non-U.S. government and agency securities	—	9,539	—	9,539
Corporate debt securities	—	53,583	—	53,583
Total long-term investments	$26,287	$63,122	$—	$89,409

Total assets measured at fair value	$318,236	$81,646	$—	$399,882

Financial Liabilities:
Private warrants liability	$—	$—	$410	$410
Total liabilities measured at fair value	$—	$—	$410	$410

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61,090	$—	$—	$61,090
Total cash equivalents	$61,090	$—	$—	$61,090
Short-term investments:
U.S. government and agency securities	$245,447	$—	$—	$245,447
Non-U.S. government and agency securities	—	19,950	—	19,950
Corporate debt securities	—	23,030	—	23,030
Commercial paper	—	16,837	—	16,837
Total short-term investments	$245,447	$59,817	$—	$305,264
Long-term investments:
U.S. government and agency securities	$21,323	$—	$—	$21,323
Corporate debt securities	—	13,511	—	13,511
Total long-term investments	$21,323	$13,511	$—	$34,834

Total assets measured at fair value	$327,860	$73,328	$—	$401,188

Financial Liabilities:
Private warrants liability	$—	$—	$290	$290
Total liabilities measured at fair value	$—	$—	$290	$290

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$257,740	$62	$(122)	257,680
Non-U.S. government and agency securities	9,553	—	(14)	9,539
Corporate debt securities	67,259	21	(110)	67,170
Commercial paper	4,938	—	(1)	4,937
Total available-for-sale investments	$339,490	$83	$(247)	$339,326

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$266,339	$444	$(13)	$266,770
Non-U.S. government and agency securities	19,958	—	(8)	19,950
Corporate debt securities	36,507	69	(35)	36,541
Commercial paper	16,839	6	(8)	16,837
Total available-for-sale investments	$339,643	$519	$(64)	$340,098
As of March 31, 2024, the gross unrealized losses of $0.2 million are substantially all in a continuous unrealized loss position for less than 12 months, which were related to $189.1 million of available-for-sale debt securities. As of December 31, 2023, the gross unrealized losses were not material.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended March 31, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of March 31, 2024, by contractual years-to-maturity (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$249,889	$249,917
Due between one and three years	89,601	89,409
Total	$339,490	$339,326
7. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2024, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2024	$13,161
2025	307
2026	53
Thereafter	—
Total	$13,521
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
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the Court of Chancery decision, on February 16, 2023, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, at its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation. Accordingly, the Company has determined that his matter is now complete.
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

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation, and accordingly believes this matter is concluded.
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of March 31, 2024 and December 31, 2023, there were no amounts accrued that the Company believes would be material to its financial position.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of March 31, 2024 as follows (in thousands):

March 31, 2024
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	61,724
Shares available for future grant under 2021 Employee Stock Purchase Plan	14,073
Shares available for future grant under 2021 Incentive Award Plan	15,129
Total shares of common stock reserved	92,634
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive losses by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2023	$(52)	$455	$403
Net unrealized loss	—	(619)	(619)
Balance at March 31, 2024	$(52)	$(164)	$(216)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	2,223	2,223
Balance at March 31, 2023	$(52)	$(2,759)	$(2,811)
9. PRIVATE WARRANTS
Prior to the Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. The Public Warrants were either exercised or redeemed during the three months ended March 31, 2022 and no Public Warrants remained outstanding thereafter. A total of 1.7 million Private Warrants remained outstanding as of March 31, 2024 and December 31, 2023. No Private Warrants have been exercised during the three months ended March 31, 2024.
The Company used a Black Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Private Warrants were valued at $0.24 per unit as of March 31, 2024.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the assumptions used to estimate the fair value of the Private Warrants during the three months ended March 31, 2024:

March 31, 2024
Current stock price	$2.26
Strike price	$11.50
Expected term (in years)	2.31
Expected volatility	78.0%
Risk-free interest rate	4.4%
Expected dividend yield	—%
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liability as of March 31, 2024 (in thousands):

Total Warrants Liability
Fair value at December 31, 2023	$290
Change in fair value	120
Fair value at March 31, 2024	$410
10. STOCK PLAN
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
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of March 31, 2024, a total of 15.1 million shares remained available for future grant under the Company’s 2021 Plan.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stock as may be determined by the Company’s board of directors; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 36.9 million shares.
Our 2021 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be canceled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares per purchase period, 12,000 per offering period, and $25,000 worth of stock for each calendar year.
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. As of March 31, 2024, a total of 14.1 million shares of our common stock remained available for sale under our 2021 ESPP. For the three months ended March 31, 2024, there were no shares of common stock purchased under the 2021 ESPP.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for three months ended March 31, 2024 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	27,910	$0.66	5.3	$56,638
Expired or canceled	(7)	1.14
Exercised	(939)	0.28		$1,954
Balance—March 31, 2024	26,964	$0.67	5.2	$42,763
Options vested and exercisable—March 31, 2024	26,525	$0.67	5.1	$42,241
As of March 31, 2024, unrecognized stock-based compensation expense related to unvested options was $0.2 million, which is expected to be amortized over a weighted-average vesting period of 0.7 years.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the three months ended March 31, 2024 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2023	26,349	$8.81
Granted	12,780	2.30
Vested	(3,143)	9.81
Canceled or forfeited	(1,226)	4.13
Balance—March 31, 2024	34,760	$6.49

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2024, unrecognized compensation costs related to unvested RSUs and PRSUs were $199.4 million and $0.5 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 1.7 years and 0.7 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine fair values of our 2021 ESPP:

Three Months Ended March 31,
	2024	2023
Expected term	0.5 – 2.0 years	0.5 – 2.0 years
Expected volatility	31.4 – 44.1%	35.2 – 48.0%
Risk-free interest rate	2.7 – 5.3%	0.4 – 4.7%
Expected dividend yield	—%	—%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of March 31, 2024, unrecognized compensation cost related to the 2021 ESPP was $0.8 million, which is expected to be recognized over the remaining weighted-average service period of 1.2 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Costs of revenue	$805	$844
Research and development	6,171	7,565
Selling, general, and administrative	20,975	22,665
Stock-based compensation, net of amounts capitalized	27,951	31,074
Capitalized stock-based compensation	2,260	2,436
Total stock-based compensation	$30,211	$33,510

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. The tax expense for the three months ended March 31, 2024 and the tax benefit for three months ended March 31, 2023 was primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of March 31, 2024, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.

12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the three months ended March 31, 2024 and 2023 (in thousands, except for per share data). Diluted net loss per share gives effect to all potential shares of common stock, including stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(36,128)	$(53,842)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	313,008	293,074
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.18)

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

	As of March 31,
	2024	2023
Private warrants	1,708	1,708
Common stock options outstanding	26,964	32,028
Unvested RSUs	34,760	41,274
ESPP shares	1,482	1,955
Total potentially dilutive common stock equivalents	64,914	76,965

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. SUBSEQUENT EVENTS
Proposed Merger
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”), Matrix Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CoStar (“Merger Sub I”), and Matrix Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of CoStar (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Merger Agreement, Merger Sub I will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of CoStar (the “First Merger”). Immediately thereafter, subject to the terms of the Merger Agreement and, in certain circumstances, at the discretion of CoStar, the Company will merge with and into Merger Sub II, which will survive the merger as a wholly owned subsidiary of CoStar (the “Second Merger and, together with the First Merger, the “Mergers”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (each a “Matterport Share” and collectively, the “Matterport Shares”) issued and outstanding immediately prior to the First Effective Time (other than Matterport Shares held by the Company (including in treasury), CoStar or their respective subsidiaries and Matterport Shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be converted into the right to receive (i) $2.75 in cash (the “Per Share Cash Consideration”) plus (ii) a number of shares of CoStar common stock, par value $0.01 per share (the “CoStar Shares”), equal to the Exchange Ratio (as defined in the Merger Agreement), subject to a right to receive cash in lieu of fractional shares (such cash and shares collectively, the “Merger Consideration”).

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere within this Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2023 and the related notes in the 2023 Form 10-K. This discussion contains forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Forward-Looking Statements” and other disclosures included in this Form 10-Q. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Overview
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California. Matterport’s website address is www.matterport.com.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 40.7 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI”) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 12.3 million spaces under management as of March 31, 2024, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 12.3 million spaces under management as of March 31, 2024, our spatial data library is the clearinghouse for information about the built world.
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

Table of Content
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
Overview of Transaction with CoStar Group
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”), Matrix Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CoStar (“Merger Sub I”), and Matrix Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of CoStar (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Pursuant to the Merger Agreement, Merger Sub I will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of CoStar (the “First Merger”). Immediately thereafter, subject to the terms of the Merger Agreement and, in certain circumstances, at the discretion of CoStar, the Company will merge with and into Merger Sub II, which will survive the merger as a wholly owned subsidiary of CoStar (the “Second Merger and, together with the First Merger, the “Mergers”).
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (each a “Matterport Share” and collectively, the “Matterport Shares”) issued and outstanding immediately prior to the First Effective Time (other than Matterport Shares held by the Company (including in treasury), CoStar or their respective subsidiaries and Matterport Shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be converted into the right to receive (i) $2.75 in cash (the “Per Share Cash Consideration”) plus (ii) a number of shares of CoStar common stock, par value $0.01 per share (the “CoStar Shares”), equal to the Exchange Ratio (as defined in the Merger Agreement), subject to a right to receive cash in lieu of fractional shares (such cash and shares collectively, the “Merger Consideration”).
The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which was included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024.
The consummation of the Mergers are subject to various conditions, including, among others, (i) the adoption of the Merger Agreement by holders of a majority of the Matterport Shares entitled to vote thereon at special meeting of the Company’s stockholders, (ii) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other approvals under specified antitrust and foreign investment laws, (iii) absence of any law or order prohibiting the Mergers, (iv) the approval for listing on Nasdaq of the CoStar Shares to be issued in connection with the Mergers, (v) the effectiveness of a registration statement on Form S-4 to be filed by CoStar registering the CoStar Shares to be issued in connection with the Mergers, (vi) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, (vii) compliance and performance by the parties with their respective covenants in the Merger Agreement in all material respects, and (viii) the absence of a material adverse effect (as defined in the Merger Agreement) with respect to Matterport or CoStar on or after the date of the Merger Agreement.
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and cautious consumer spending. In addition, the escalating tensions between Taiwan and China, the war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain,

Table of Content
including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics, could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact our marketing efforts, and affect our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. Our recent cost-restructuring efforts are helping us to improve our operational excellence and to mitigate the impact of these macroeconomic and geopolitical conditions.
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
We serve customers of all sizes, at every stage of maturity, from individuals to large enterprises, and we see opportunities for growth across all of our customer segments. We are particularly focused on increasing sales efficiency, driving customer growth and recurring revenue growth from large enterprises.
Subscription Revenue
Our AI-powered spatial data platform creates high-fidelity and high-accuracy digital twins of physical spaces and generates valuable data analytics and insights for customers. We derive subscription revenue from the sale of subscription plans to subscribers of all sizes ranging from individuals to large enterprises.
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 60% and 52% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
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
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 23% and 23% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
Product Revenue
We offer a comprehensive set of solutions designed to provide our customers with access to state-of-the-art capture technology that produces the high-quality data necessary to process images into dimensionally accurate digital twins. We

Table of Content
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

Product revenue accounted for approximately 17% and 25% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of March 31, 2024, we had approximately 12.3 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Spaces under management	12.3	9.9
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

Table of Content
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three months ended March 31, 2024.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Free subscribers	931	704
Paid subscribers	74	67
Total subscribers	1,005	771

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

	Three Months Ended March 31,
	2024	2023
Net dollar expansion rate	107%	103%

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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of March 31, 2024, we had over 1,005,000 subscribers on our platform and approximately 12.3 million spaces under management, and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the acquisition of VHT (“VHT Acquisition”) completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

Table of Content
provide enterprise subscribers with a comprehensive solution that includes all of the capture, design, build, promote, insure, inspect and manage functionality of our platform.

We believe that our scale of data, superior capture technology, continued focus on innovation and considerable brand recognition will drive a continued adoption of our all-in-one platform by enterprise subscribers.

We are particularly focused on acquiring and retaining large enterprise subscribers because of the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that our customer selected Matterport’s digital twin platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of the manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. In November 2023, we announced a new partnership intended to deliver 3D digital twin-powered connectivity solutions for facilities management across industrial automation, smart buildings, and broadband with a leading global supplier of network infrastructure and digitization solutions. We also announced a multi-year partnership with a leading vacation rental management platform to leverage Matterport’s Digital Twin Platform and Capture Services to more efficiently and effectively capture, document and promote each of its listings. As of March 31, 2024, 26% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.

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
As a result of our long-term focus and expansion strategy, we have been able to retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 107% and 103% for the three months ended March 31, 2024 and 2023, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended March 31, 2024. On a combined basis, growth in enterprise customers remains and trends in small and medium size business cohorts improved in the quarter ended March 31, 2024 as customers large and small continue to experience the efficiencies, insight, and cost-saving power of Matterport.
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

Table of Content
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, this partnership will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 43% of our subscription revenues for three months ended March 31, 2024. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.
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

Table of Content
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
Services revenue — Services revenue consists of capture services and add-on services. Capture services consist of professional services in which a Matterport-qualified third-party technician will provide on-site digital capture services for the customer. Our extensive capture solutions also include photos, videos, drone imaging and digital marketing services. Under the capture service arrangements, we pay the third-party technician and bill the customer directly. Add-on services consist of additional software features that the customer can purchase. These services are typically provided by third parties under our direction and oversight, and we pay the third party and bill the subscriber directly for the provisions of such services.
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

Table of Content
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
Change in Fair Value of Warrants Liability
The private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. As of March 31, 2024, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
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

Table of Content
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

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue:
Subscription	$24,015	$19,874	$4,141	21%
Services	9,103	8,704	399	5%
Product	6,754	9,416	(2,662)	(28)%
Total revenue	39,872	37,994	1,878	5%
Costs of revenue:
Subscription	7,643	6,962	681	10%
Services	6,375	6,244	131	2%
Product	6,262	8,376	(2,114)	(25)%
Total costs of revenue	20,280	21,582	(1,302)	(6)%
Gross profit	19,592	16,412	3,180	19%
Gross margin	49%	43%
Operating expenses:
Research and development	14,900	18,273	(3,373)	(18)%
Selling, general, and administrative	45,476	54,933	(9,457)	(17)%
Total operating expenses	60,376	73,206	(12,830)	(18)%
Loss from operations	(40,784)	(56,794)	16,010	(28)%
Other income (expense):
Interest income	2,264	1,471	793	54%
Change in fair value of warrants liability	(120)	222	(342)	(154)%
Other income, net	2,553	1,183	1,370	116%
Total other income	4,697	2,876	1,821	63%
Loss before provision for income taxes	(36,087)	(53,918)	17,831	(33)%
Provision for (benefit from) income taxes	41	(76)	117	(154)%
Net loss	$(36,128)	$(53,842)	$17,714	(33)%
Revenues
Total revenue increased by $1.9 million, or 5%, to $39.9 million during the three months ended March 31, 2024, from $38.0 million during the three months ended March 31, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.

Table of Content

	Three Months Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$24,015	$19,874	$4,141	21%
Services	9,103	8,704	399	5%
Product	6,754	9,416	(2,662)	(28)%
Total revenue	$39,872	$37,994	$1,878	5%
Subscription revenue increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to higher volume of subscription plans from new subscribers, expanded use of the subscription by existing subscribers, and a subscription price increase implemented since the third quarter in the fiscal year of 2023. Of the $4.1 million increase, approximately $2.7 million was attributable to the higher volume of subscription plans from additional new subscribers during the three months ended March 31, 2024 and approximately $1.4 million was attributable to additional sales to existing customers during that period.
Services revenue increased for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily attributable to increased sales of capture services and up-scaled add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to lower sales volume of our Pro2 camera.
Costs of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$7,643	$6,962	$681	10%
Cost of services revenue	6,375	6,244	131	2%
Cost of products revenue	6,262	8,376	(2,114)	(25)%
Total cost of revenue	$20,280	$21,582	$(1,302)	(6)%
Total cost of revenue decreased by $1.3 million, or 6%, to $20.3 million for the three months ended March 31, 2024, from $21.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in cost of products revenue.
Cost of subscription revenue increased by $0.7 million or 10%, to $7.6 million for the three months ended March 31, 2024 from $7.0 million for the three months ended March 31, 2023, primarily attributable to the increased spending in hosting and delivery services for our platform to enhance our processing efficiency and better support our expanding digital twins for subscription services provided.
Cost of services revenue increased by $0.1 million or 2%, to $6.4 million for the three months ended March 31, 2024 from $6.2 million for the three months ended March 31, 2023, primarily attributable to an increase in volume of capture services sold.
Cost of products revenue decreased by $2.1 million or 25%, to $6.3 million for the three months ended March 31, 2024 from $8.4 million for the three months ended March 31, 2023, primarily attributable to lower volume.

Table of Content
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Gross profit	$19,592	$16,412
Gross margin	49%	43%

Gross margin increased to 49% during the three months ended March 31, 2024 from 43% during the three months ended March 31, 2023. The increase was primarily driven by the improved margin in subscription and services revenue primarily attributable to cost efficiencies resulting from the 2023 restructuring plan implemented in the second half of fiscal year 2023.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$14,900	$18,273	$(3,373)	(18)%

Research and development expenses decreased by $3.4 million, or 18%, to $14.9 million for the three months ended March 31, 2024 from $18.3 million for the three months ended March 31, 2023.The decrease was primarily attributable to a $1.4 million decrease in stock-based compensation, a $1.3 million decrease in salary compensation expenses, and a $0.4 million decrease in professional services, including consulting services.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$45,476	$54,933	$(9,457)	(17)%

Selling, general and administrative expenses decreased by $9.5 million, or 17%, to $45.5 million for the three months ended March 31, 2024, from $54.9 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $4.7 million decrease in salary compensation expenses, a $1.7 million decrease in stock-based compensation, a $1.5 million decrease in professional services as we continue to mitigate our spending and drive efficiency, and a $1.4 million decrease in legal fees.
Interest Income

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Interest income	$2,264	$1,471
Interest income increased to $2.3 million for the three months ended March 31, 2024, from $1.5 million for the three months ended March 31, 2023. The increase was primarily attributable to interest earned on our cash equivalents and investments during the three months ended March 31, 2024.

Table of Content
Change in Fair Value of Warrants Liability

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Change in fair value of warrants liability	$(120)	$222
We recognized a change in fair value of warrants liability of $0.1 million during the three months ended March 31, 2024 due to the increase in the fair value of our outstanding Private Warrants. As of March 31, 2024, there were 1.7 million Private Warrants outstanding.

Other Income, Net

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Other income, net	$2,553	$1,183
Other expense increased by $1.4 million, or 116%, to $2.6 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023. The increase was primarily due to accretion of discounts, net of amortization related to investments premiums.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Provision for (benefit from) income taxes	$41	$(76)
For the three months ended March 31, 2024 and 2023, our provision for income taxes reflects an effective tax rate of (0.11)% and 0.14%, respectively. Our effective tax rate for the three months ended March 31, 2024 and 2023, differs from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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

Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding share-based compensation related charges (including share-based payroll tax expense), acquisition transaction costs related to the planned acquisition, and amortization of acquired intangible assets, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

Table of Content

	Three months ended March 31,
	2024	2023
GAAP loss from operations	$(40,784)	$(56,794)
Add back: stock-based compensation expense, net	30,727	33,111
Add back: acquisition-related costs	1,007	—
Add back: amortization expense of acquired intangible assets	443	443
Non-GAAP loss from operations	$(8,607)	$(23,240)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(3,843)	$(20,398)
Less: purchases of property and equipment	43	87
Less: capitalized software and development costs	2,169	2,567
Free cash flow	$(6,055)	$(23,052)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of March 31, 2024, we had cash, cash equivalents and investments of approximately $418.8 million. Our cash equivalents primarily consist of cash on hand and amounts on deposit with financial institutions. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Merger and proceeds from warrant and option exercises for cash.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$79,449	$82,902
Investments	339,326	340,098
Total cash, cash equivalents, and investments	$418,775	$423,000
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
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments, including as a result of our restructuring plan. We lease office space under operating leases for our U.S. headquarters and

Table of Content
other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of March 31, 2024, our 12-month lease obligations (through March 31, 2025) totaled approximately $1.2 million. Our non-cancellable purchase obligations as of March 31, 2024 totaled approximately $13.5 million and are due through the year ending December 31, 2024.
Cash Flows

The following table set forth a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$(3,843)	$(20,398)
Investing activities	$285	$46,899
Financing activities	$259	$357
Net Cash Used in Operating Activities
Net cash used in operating activities was $3.8 million for the three months ended March 31, 2024. This amount primarily consisted of a net loss of $36.1 million, offset by non-cash charges of $30.6 million, and a change in net operating assets and liabilities of $1.6 million. The non-cash charges primarily consisted of $28.0 million of stock-based compensation expense and $5.6 million of depreciation and amortization expense, partially offset by $2.9 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in deferred revenue and a decrease in inventory and prepaid expenses and other assets, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses and other liabilities.
Net cash used in operating activities was $20.4 million for the three months ended March 31, 2023. This amount primarily consisted of a net income of $53.8 million, offset by non-cash charges of $34.9 million, and a change in net operating assets and liabilities of $1.5 million. The non-cash gains primarily consisted of $31.1 million of stock-based compensation expense and $4.4 million of depreciation and amortization expense, partially offset by $0.7 million of accretion of discounts, net of amortization premiums and $0.2 million of change in fair value of warrants liability. Changes in net operating assets and liabilities primarily consisted of an increase in accounts receivable, inventory, and a decrease in accounts payable, which was partially offset by an increase in accruals and other liabilities and deferred revenue.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2024. This amount primarily consisted of maturities of marketable securities investments of $102.1 million., partially offset by investments in available-for-sale securities of $99.6 million, and capitalized software and development costs of $2.2 million.
Net cash used in investing activities was $46.9 million for the three months ended March 31, 2023. This amount primarily consisted of maturities of marketable securities investments of $108.8 million, partially offset by investments in available-for-sale securities of $57.6 million, capitalized software and development costs of $2.6 million, consideration paid (net of cash acquired) for business acquisitions of $1.7 million, and purchases of property and equipment of $0.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2024. This amount consisted of $0.3 million of proceeds from the sale of shares through employee equity incentive plans.
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2023. This amount primarily consisted of $0.7 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by a $0.3 million payment for taxes related to the net settlement of equity awards.

Table of Content
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

We believe that the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K for the fiscal year ended December 31, 2023 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as filed in such report. Refer to Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report for more information on our adoption of new accounting guidance.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), Japan and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of March 31, 2024. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On July 20, 2021, the Company, then operating under the name Gores Holdings VI, Inc., held a special meeting of stockholders (the “2021 Special Meeting”) in lieu of the 2021 annual meeting of the Company’s stockholders to approve certain matters relating to its proposed business combination with Matterport, Inc., Maker Merger Sub, Inc. and Maker Merger Sub II, LLC. One of these matters was a proposal to adopt the Second Amended and Restated Certificate of Incorporation of the Company (the “New Certificate of Incorporation”), which, among other things, increased the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 400,000,000 shares to 600,000,000 shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A common stock and the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”), voting together as a single class, that were outstanding as of the record date for the 2021 Special Meeting. After the 2021 Special Meeting, the business combination was consummated and the New Certificate of Incorporation became effective. A December 2022 decision of the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A common stock and Class F common stock voting together. The Company continues to believe that a separate vote of Class A common stock was not required to approve the New Certificate of Incorporation. However, in light of the Court of Chancery decision, on February

Table of Content
16, 2023, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, at its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors. On March 14, 2023, the Court of Chancery granted the Petition validating the New Certificate of Incorporation and all shares of capital stock issued in reliance on the effectiveness of the New Certificate of Incorporation. Accordingly, the Company has determined that this matter is now complete.
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

On January 29, 2021, Legacy Matterport received a voluntary request for information from the Division of Enforcement of the SEC relating to certain sales and repurchases of its securities in the secondary market. We believe we have complied fully with the request. We have not received any updates from the SEC as to the scope, duration or ultimate resolution of the investigation, and accordingly believes this matter is concluded.
Item 1A. Risk Factors
Our operating and financial results are subject to various risks and uncertainties including those described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 and the updated risk factors described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. The risks and uncertainties described in our 2023 Form 10-K and below are not the only ones that may impact our operating and financial results. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, which could result in a decrease in the market price of our common stock.
The following risk factors amend and supplement the “Risks Related to Our Business” subsection contained under Part I, Item 1A. Risk Factors in our 2023 Form 10-K.

Risk Factors related to the Proposed Mergers

The proposed Mergers are subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Mergers is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other approvals under specified antitrust and foreign investment laws; the absence of any law or order prohibiting the Mergers; the approval for listing on Nasdaq of the CoStar Shares to be issued in connection with the Mergers; the effectiveness of a registration statement on Form S-4 to be filed by CoStar registering the CoStar Shares to be issued in connection with the Mergers; and other customary closing conditions. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied

Table of Content
(or waived, if applicable), and, even if all required approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Mergers. Certain of the conditions to completion of the Mergers are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Mergers could be exacerbated by any delays in completion of the Mergers or a termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business and operations in the ordinary course of business consistent with past practice and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement).. The obligations of the financing parties are subject to a number of customary conditions that must be satisfied prior to the completion of the Merger. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed Mergers within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
The proposed Mergers may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Mergers are not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, then our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to risks, including the following:
•We may experience negative reactions from the financial markets, including reactions that could have a negative impact on our stock price, and it is uncertain when, if ever, the price of the shares would return to the price at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will be required to pay certain significant costs relating to the Mergers, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers;
•we may be required to pay a cash termination fee to CoStar, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to enter into, modify, amend, renew or terminate certain kinds of material contracts, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Mergers require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against any litigation that may be filed related to the Mergers.
•If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price; particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

Table of Content
We will be subject to various business uncertainties while the Mergers are pending that may cause disruption.
Our efforts to complete the Merger could cause disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Mergers will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Mergers are pending because employees may experience uncertainty about their roles following the Mergers. A substantial amount of our management’s and key employees’ attention is being directed toward the completion of the Mergers and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, patients and suppliers. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.
The Merger Agreement may be terminated under various circumstances, including in connection with a superior proposal, and we would incur fees and expenses in connection with such termination.
Under the terms of the Merger Agreement, we may be required to pay CoStar a termination fee under specified conditions, including in the event the Company terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation or withdrawal of a recommendation by our Board of Directors, or in the event the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement). This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Mergers.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Mergers, for which we will have received little or no benefit if the Mergers are not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the Mergers.
Litigation challenging the Merger Agreement may be costly, distract management’s attention from the day-to-day operations of the business, and could prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by CoStar and/or making other claims in connection therewith. Such lawsuits may be brought by our stockholders and may seek, among other things, to enjoin consummation of the Mergers. One of the conditions to the consummation of the Mergers is that the consummation of the Mergers is not restrained, enjoined or prohibited by any law or order that is continuing and remains in effect of a court of competent jurisdiction or any other governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Mergers on the agreed upon terms, then such injunction may prevent the Mergers from becoming effective, or from becoming effective within the expected timeframe. Regardless of the outcome of any litigation related to the Mergers, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Table of Content
Item 5. Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Table of Content
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

MATTERPORT, INC.

Date: May 8, 2024	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)