Form 10-Q
period 2024-06-30
Matterport, Inc./DE
filed 2024-08-06
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 319,131,118 shares of Class A common stock outstanding as of July 30, 2024.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including the inability to consummate the proposed transaction with CoStar Group, Inc. (“CoStar Group”) within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or to satisfy the other conditions to the consummation of the proposed transaction with CoStar Group; the risk that the proposed transaction with CoStar Group disrupts Matterport’s current plans and operations or diverts management’s attention from its ongoing business; the effects of the proposed transaction with CoStar Group on Matterport’s business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Matterport does business; the risk that Matterport’s stock price may decline significantly if the proposed transaction with CoStar Group is not consummated; the nature, cost and outcome of any legal proceedings related to the proposed transaction; our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to maintain an effective system of internal controls over financial reporting; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, and subsequently filed Quarterly Reports on Form 10-Q.
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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$126,284	$82,902
Short-term investments	237,852	305,264
Accounts receivable, net of allowance of $1,243 and $1,155, as of June 30, 2024 and December 31, 2023, respectively	17,261	16,925
Inventories	8,765	9,115
Prepaid expenses and other current assets	8,135	8,635
Total current assets	398,297	422,841
Property and equipment, net	31,060	32,471
Operating lease right-of-use assets	360	625
Long-term investments	47,191	34,834
Goodwill	69,593	69,593
Intangible assets, net	8,235	9,120
Other assets	7,655	7,671
Total assets	$562,391	$577,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,672	$7,586
Deferred revenue	27,328	23,294
Accrued expenses and other current liabilities	108,673	13,354
Total current liabilities	145,673	44,234
Warrants liability	1,354	290
Deferred revenue, non-current	2,405	3,141
Other long-term liabilities	—	206
Total liabilities	149,432	47,871
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; nil shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; and 319,006 shares and 310,061 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	32	31
Additional paid-in capital	1,369,619	1,307,324
Accumulated other comprehensive income (loss)	(504)	403
Accumulated deficit	(956,188)	(778,474)
Total stockholders’ equity	412,959	529,284
Total liabilities and stockholders’ equity	$562,391	$577,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$24,155	$20,895	$48,170	$40,769
Services	10,881	10,684	19,984	19,388
Product	7,180	7,988	13,934	17,404
Total revenue	42,216	39,567	82,088	77,561
Costs of revenue:
Subscription	8,245	7,235	15,888	14,197
Services	7,928	8,009	14,303	14,253
Product	6,663	8,360	12,925	16,736
Total costs of revenue	22,836	23,604	43,116	45,186
Gross profit	19,380	15,963	38,972	32,375
Operating expenses:
Research and development	15,360	18,861	30,260	37,134
Selling, general, and administrative	54,129	56,008	99,605	110,941
Litigation expense	95,000	—	95,000	—
Total operating expenses	164,489	74,869	224,865	148,075
Loss from operations	(145,109)	(58,906)	(185,893)	(115,700)
Other income (expense):
Interest income	2,623	1,481	4,887	2,952
Change in fair value of warrants liability	(944)	(171)	(1,064)	51
Other income	1,898	1,223	4,451	2,406
Total other income	3,577	2,533	8,274	5,409
Loss before provision for income taxes	(141,532)	(56,373)	(177,619)	(110,291)
Provision for income taxes	54	163	95	87
Net loss	$(141,586)	$(56,536)	$(177,714)	$(110,378)
Net loss per share, basic and diluted	$(0.45)	$(0.19)	$(0.56)	$(0.37)
Weighted-average shares used in per share calculation, basic and diluted	316,801	298,096	314,905	295,599
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(141,586)	$(56,536)	$(177,714)	$(110,378)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	(288)	1,698	(907)	3,921
Other comprehensive income (loss)	$(288)	$1,698	$(907)	$3,921
Comprehensive loss	$(141,874)	$(54,838)	$(178,621)	$(106,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	310,061	$31	$1,307,324	$403	$(778,474)	$529,284
Net loss	—	—	—	—	(36,128)	(36,128)
Other comprehensive loss	—	—	—	(619)	—	(619)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,446	—	259	—	—	259
Stock-based compensation	—	—	30,211	—	—	30,211
Balance as of March 31, 2024	314,507	$31	$1,337,794	$(216)	$(814,602)	$523,007
Net loss	—	—	—	—	(141,586)	(141,586)
Other comprehensive loss	—	—	—	(288)	—	(288)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,499	1	1,072	—	—	1,073
Stock-based compensation	—	—	30,753	—	—	30,753
Balance as of June 30, 2024	319,006	$32	$1,369,619	$(504)	$(956,188)	$412,959

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080
Net loss	—	—	—	—	(56,536)	(56,536)
Other comprehensive income	—	—	—	1,698	—	1,698
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,871	—	1,509	—	—	1,509
Stock-based compensation	—	—	34,751	—	—	34,751
Balance as of June 30, 2023	300,571	$30	$1,242,360	$(1,113)	$(689,775)	$551,502
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,714)	$(110,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,393	9,102
Accretion of discounts, net of amortization of investment premiums	(5,412)	(2,319)
Stock-based compensation, net of amounts capitalized	56,429	63,253
Change in fair value of warrants liability	1,064	(51)
Deferred income taxes	—	(185)
Allowance for doubtful accounts	265	49
Loss from excess inventory and purchase obligation	—	1,592
Other	276	(225)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(602)	2,146
Inventories	350	(5,787)
Prepaid expenses and other assets	1,684	4,252
Accounts payable	2,086	(169)
Deferred revenue	3,298	4,925
Accrued expenses and other liabilities	95,113	956
Net cash used in operating activities	(11,770)	(32,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72)	(101)
Capitalized software and development costs	(4,490)	(5,248)
Purchase of investments	(127,448)	(251,603)
Maturities of investments	186,106	254,601
Business acquisitions, net of cash acquired	—	(1,676)
Net cash provided by (used in) investing activities	54,096	(4,027)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sales of shares through employee equity incentive plans	1,332	2,195
Payments for taxes related to net settlement of equity awards	—	(329)
Net cash provided by financing activities	1,332	1,866
Net change in cash and cash equivalents	43,658	(35,000)
Effect of exchange rate changes on cash	(276)	188
Cash and cash equivalents, at beginning of year	82,902	117,128
Cash and cash equivalents, at end of period	$126,284	$82,316

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisition	$—	$3,921
Unpaid cash consideration in connection with acquisition	$—	$2,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Matterport, Inc., together with its subsidiaries (“Matterport” or the “Company”), is leading the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces and places online. Matterport’s platform, comprised of innovative software, spatial data-driven data science, and 3D capture technology has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company was incorporated in the state of Delaware in 2011. The Company is headquartered at Sunnyvale, California.
On July 22, 2021 (the “Gores Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Merger Agreement, the “Gores Merger”, “Gores Closing”, or “Gores Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Gores Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“Gores First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Gores Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which Gores First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “Gores First Merger”), and immediately following the Gores First Merger and as part of the same overall transaction as the Gores First Merger, Legacy Matterport merged with and into Gores Second Merger Sub, with Gores Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC”. Upon the closing of the Gores Merger, we changed our name to Matterport, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Gores Merger, “Gores” refers to the Company prior to the Gores Merger and “Legacy Matterport” refers to Matterport, Inc. prior to the Gores Merger.
CoStar Group Merger Agreement
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “CoStar Group Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar Group”), Matrix Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CoStar Group (“CoStar Group Merger Sub I”), and Matrix Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of CoStar Group (“CoStar Group Merger Sub II” and, together with CoStar Group Merger Sub I, the “CoStar Group Merger Subs”). Pursuant to the CoStar Group Merger Agreement, CoStar Group Merger Sub I will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of CoStar Group (the “Costar Group First Merger”). Immediately thereafter, subject to the terms of the CoStar Group Merger Agreement and, in certain circumstances, at the discretion of CoStar Group, the Company will merge with and into CoStar Group Merger Sub II, which will survive the merger as a wholly owned subsidiary of CoStar Group (the “CoStar Group Second Merger” and, together with the CoStar Group First Merger, the “CoStar Group Mergers”).

Subject to the terms and conditions set forth in the CoStar Group Merger Agreement, at the effective time of the CoStar Group First Merger (the “First Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (each a “Matterport Share” and collectively, the “Matterport Shares”) issued and outstanding immediately prior to the First Effective Time (other than Matterport Shares held by the Company (including in treasury), CoStar Group or their respective subsidiaries and Matterport Shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be converted into the right to receive (i) $2.75 in cash (the “Per Share Cash Consideration”) plus (ii) a number of shares of CoStar Group common stock, par value $0.01 per share (the “CoStar Group Shares”), equal to the Exchange Ratio (as defined in the CoStar Group Merger Agreement), subject to a right to receive cash in lieu of fractional shares (such cash and shares collectively, the “CoStar Group Merger Consideration”).

The consummation of the CoStar Group Mergers are subject to various conditions, including, among others, (i) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other approvals under specified antitrust and foreign investment laws, (ii) absence of any law or order prohibiting the CoStar Group Mergers, (iii) the accuracy of the parties’ respective representations and warranties in the CoStar Group Merger Agreement, (iv) compliance and performance by the parties with their respective covenants in the CoStar Group Merger Agreement in all material respects, and (v) the absence of a

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
material adverse effect (as defined in the CoStar Group Merger Agreement) with respect to Matterport or CoStar Group on or after the date of the CoStar Group Merger Agreement.

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the transaction. The CoStar Group Mergers, which are expected to be consummated in the fourth quarter of 2024, were approved by Matterport stockholders at a special meeting held on July 26, 2024, but remains subject to the receipt of regulatory approvals and other customary closing conditions as described above. If the transaction is consummated, the Common Stock will be delisted from the NASDAQ Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The CoStar Group Merger Agreement contains termination rights for either or each of CoStar Group and the Company. If the consummation of the CoStar Group Mergers does not occur on or before January 21, 2025 by either party, subject to three extensions of three months if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived. The Merger Agreement requires the CoStar Group to pay an $85 million fee to the Company in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction.

During the three and six months ended June 30, 2024, other than merger-related expenses incurred, the terms of the CoStar Group Merger Agreement did not materially affect the results reported in our unaudited interim condensed consolidated financial statements. CoStar Group Mergers-related expenses in the three and six months ended June 30, 2024 were approximately $6.9 million and $7.9 million and were primarily included in “General and administrative expenses” on our condensed consolidated statement of operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 27, 2024. There have been no significant changes to these policies during the three and six months ended June 30, 2024.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Significant estimates include assumptions used to measure stock-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of identified intangibles, goodwill impairment, valuation of deferred tax assets, the estimate of net realizable value of inventory, allowance for doubtful accounts, the fair value of warrants liability, loss contingencies, and the determination of stand-alone selling price of various performance obligations. As a result, many of the Company’s estimates and assumptions require increased judgment and these estimates may change materially in future periods.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Except for one customer that accounted for 10.8% of the Company’s total accounts receivable, no other customer accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2024. No customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2023. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2024 and 2023.
Accounting Pronouncements – Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. This ASU will be applied retrospectively and is effective for public entities for annual periods beginning after December 15, 2023 and for interim reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on the Company’s annual financial statements and disclosures.

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
3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$27,805	$25,237	$53,704	$49,463
International	14,411	14,330	28,384	28,098
Total revenue	$42,216	$39,567	$82,088	$77,561
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2024 and 2023, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over time revenue	$35,036	$31,552	$68,154	$60,103
Point-in-time revenue	7,180	8,015	13,934	17,458
Total	$42,216	$39,567	$82,088	$77,561

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. Scheduled billings in advance of revenue recognized results in the timing of revenue recognition differing from the timing of invoicing to customers, and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The accounts receivable and contract balances as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$14,800	$15,094
Unbilled accounts receivable	$2,461	$1,831
Deferred revenue	$29,733	$26,435
During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $17.3 million and $10.8 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $70.7 million at the end of June 30, 2024 and consisted of deferred revenue and backlog.

As of June 30, 2024, the contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized are as follows (in thousands):

Amount
Remaining 2024	$31,606
2025	23,148
2026	12,469
2027	2,348
2028	1,126
Thereafter	—
Total	$70,697

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of June 30, 2024 and December 31, 2023, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three and six months ended June 30, 2024 and 2023, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(2,685)	$2,715	$5,400	$(2,146)	$3,254
Customer relationships	6,900	(1,380)	5,520	6,900	(1,034)	5,866
Total	$12,300	$(4,065)	$8,235	$12,300	$(3,180)	$9,120
The Company recognized amortization expense of $0.5 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three and six months ended June 30, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of June 30, 2024 (in thousands):

Amount
Remaining 2024	$885
2025	1,770
2026	1,770
2027	705
2028	690
2029 and thereafter	2,415
Total future amortization expense	$8,235

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of June 30, 2024 and 2023 and the rollforward for three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance—beginning of period	$(760)	$(1,295)	$(1,155)	$(1,212)
Decrease (increase) in reserves	(506)	240	(265)	(49)
Write-offs	23	122	177	328
Balance—end of period	$(1,243)	$(933)	$(1,243)	$(933)
Inventories—Inventories as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$5,737	$6,179
Work in process	600	826
Purchased parts and raw materials	2,428	2,110
Total inventories	$8,765	$9,115
Property and Equipment, Net—Property and equipment as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$4,120	$4,087
Furniture and fixtures	356	355
Leasehold improvements	751	713
Capitalized software and development costs	84,148	75,123
Total property and equipment	89,375	80,278
Accumulated depreciation and amortization	(58,315)	(47,807)
Total property and equipment, net	$31,060	$32,471
Depreciation and amortization expense of property and equipment were $5.4 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, and $10.5 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended June 30, 2024 and 2023 were $4.6 million and $5.3 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the six months ended June 30, 2024 and 2023 were $9.0 million and $10.3 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense related to capitalized internal-use software development costs was $5.2 million and $4.0 million for three months ended June 30, 2024 and 2023, respectively, of which $4.7 million and $3.7 million was recorded to cost of revenue related to subscription and $0.5 million and $0.3 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $10.1 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively, of which $9.2 million and $7.2 million was recorded to cost of revenue related to subscription and $0.9 million and $0.6 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$5,312	$4,362
Tax payable	1,142	1,107
ESPP contribution	224	243
Short-term operating lease liabilities	819	1,277
Accrued loss on firm inventory purchase commitments	36	36
Litigation expense	95,000	—
Other current liabilities	6,140	6,329
Total accrued expenses and other current liabilities	$108,673	$13,354

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$104,801	$—	$—	$104,801
Total cash equivalents	$104,801	$—	$—	$104,801
Short-term investments:
U.S. government and agency securities	$171,770	$—	$—	$171,770
Non-U.S. government and agency securities	—	9,602	—	9,602
Corporate debt securities	—	56,480	—	56,480
Total short-term investments	$171,770	$66,082	$—	$237,852
Long-term investments:
U.S. government and agency securities	$21,608	$—	$—	$21,608
Corporate debt securities	—	25,583	—	25,583
Total long-term investments	$21,608	$25,583	$—	$47,191

Total assets measured at fair value	$298,179	$91,665	$—	$389,844

Financial Liabilities:
Private warrants liability	$—	$—	$1,354	$1,354
Total liabilities measured at fair value	$—	$—	$1,354	$1,354

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61,090	$—	$—	$61,090
Total cash equivalents	$61,090	$—	$—	$61,090
Short-term investments:
U.S. government and agency securities	$245,447	$—	$—	$245,447
Non-U.S. government and agency securities	—	19,950	—	19,950
Corporate debt securities	—	23,030	—	23,030
Commercial paper	—	16,837	—	16,837
Total short-term investments	$245,447	$59,817	$—	$305,264
Long-term investments:
U.S. government and agency securities	$21,323	$—	$—	$21,323
Corporate debt securities	—	13,511	—	13,511
Total long-term investments	$21,323	$13,511	$—	$34,834

Total assets measured at fair value	$327,860	$73,328	$—	$401,188

Financial Liabilities:
Private warrants liability	$—	$—	$290	$290
Total liabilities measured at fair value	$—	$—	$290	$290

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$193,564	$2	$(188)	$193,378
Non-U.S. government and agency securities	9,644	—	(42)	9,602
Corporate debt securities	82,287	—	(224)	82,063
Total available-for-sale investments	$285,495	$2	$(454)	$285,043

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$266,339	$444	$(13)	$266,770
Non-U.S. government and agency securities	19,958	—	(8)	19,950
Corporate debt securities	36,507	69	(35)	36,541
Commercial paper	16,839	6	(8)	16,837
Total available-for-sale investments	$339,643	$519	$(64)	$340,098

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2024, the gross unrealized losses of $0.5 million were substantially all in a continuous unrealized loss position for less than 12 months, which were related to $235.8 million of available-for-sale debt securities. As of December 31, 2023, the gross unrealized losses were not material.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of June 30, 2024, by contractual years-to-maturity (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$238,196	$237,852
Due between one and three years	47,299	47,191
Total	$285,495	$285,043
7. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of June 30, 2024, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2024	$8,273
2025	557
2026	53
Thereafter	—
Total	$8,883
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware. On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims,

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares. The Company recorded an aggregate litigation expense of $95.0 million in our consolidated statement of operations for the three and six months ended June 30, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court.
On July 19, 2024, Damien Leostic and William Schmitt (the “Leostic and Schmitt Plaintiffs”), each former employees of Matterport, filed separate complaints against Matterport in the Court of Chancery of the State of Delaware alleging that Matterport prevented the Leostic and Schmitt Plaintiffs from trading their Matterport shares through an invalid transfer restriction that did not apply to their shares and seeking damages for the harm to the Leostic and Schmitt Plaintiffs. The Company has not yet answered the complaints. Given the early stage of the case, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous stockholders of Matterport, Inc. (collectively “Hanna and Smith Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges that the issuance of 23,460,000 earn-out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the earn-out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the earn-out shares violated the February 7, 2021 Agreement and Gores Merger Agreement pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport stockholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement all unjust enrichment by the the Hanna and Smith Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. On June 24, 2024, the Plaintiffs filed an amended complaint, which alleges, inter alia, that the members of the Matterport board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the Company’s proposed transaction with CoStar Group, and seeks, among other things, damages, and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action filed a motion for a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite.
On June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., naming Matterport and each member of the Matterport board as defendants (the “Rose Complaint”). The complaint alleges that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 is materially misleading and omits certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s board. The complaint seeks, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.

Additionally, on July 9, and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport board as defendants and allege, inter alia, that the proxy statement misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaints seek, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.
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
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of June 30, 2024 and December 31, 2023, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above.
Indemnification—In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2024, there were no known events or circumstances that have resulted in a material indemnification liability.
8. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of June 30, 2024 as follows (in thousands):

June 30, 2024
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	57,585
Shares available for future grant under 2021 Employee Stock Purchase Plan	13,718
Shares available for future grant under 2021 Incentive Award Plan	15,121
Total shares of common stock reserved	88,132

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2023	$(52)	$455	$403
Net unrealized loss	—	(907)	(907)
Balance at June 30, 2024	$(52)	$(452)	$(504)

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	3,921	3,921
Balance at June 30, 2023	$(52)	$(1,061)	$(1,113)

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. PRIVATE WARRANTS
Prior to the Gores Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants pursuant to the warrant agreement between Gores and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price (the “Warrants Price”) of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. The Public Warrants were either exercised or redeemed as of January 14, 2022 and no Public Warrants remained outstanding thereafter. A total of 1.7 million Private Warrants remained outstanding as of June 30, 2024 and December 31, 2023. No Private Warrants have been exercised during the three and six months ended June 30, 2024.

The CoStar Group Merger Agreement provides that, following the date of the CoStar Group Merger Agreement, Matterport shall use commercially reasonable efforts to cause the holders of each outstanding and unexercised Private Warrants exercisable for shares of Matterport Common Stock to execute a conditional exchange agreement (the “Conditional Exchange Agreement”). Pursuant to the Conditional Exchange Agreement, holders of each Private Warrants agree to exchange their Private Warrants for merger consideration upon the closing of CoStar Group Mergers. The warrant price applicable to the Conditional Exchange Agreements would be calculated in accordance with the terms of the Warrant Agreement. The warrant price applicable to the Conditional Exchange Agreements (“Conditional Warrant Price”) would be equal to the warrant price in effect as of the closing of CoStar Group Mergers, reduced by an amount (in dollars), calculated at the closing, equal to the difference of (i) the warrant price in effect prior to the closing minus (ii) (A) the Per Share Consideration minus (B) the Black-Scholes Warrant Value, which is the value of a Warrant immediately prior to the consummation of the CoStar Group Mergers based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets (“Bloomberg”).
Prior to the entry into the CoStar Group Merger Agreement, the Company used a Black-Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments. Since the Company entered into the CoStar Group Merger Agreement in April 2024, it has been using a probability-weighted scenario-based methodology to estimate the fair value of Private Warrants based upon an analysis of future values for the Private Warrants, assuming various outcomes of the pending CoStar Group Mergers. We considered two different scenarios: (a) continue using a Black-Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments as if the Company remains a standalone public company during the remaining warrant life term, and (b) the intrinsic present value of the Private Warrants upon exercise under the Conditional Warrant Price, assuming the CoStar Group Mergers are consummated as of December 31, 2024. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the Company’s Common Stock. A significant increase or decrease in the expected volatility in isolation would result in a significant change in fair value measurement. The Private Warrants were valued at $0.79 per unit as of June 30, 2024.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of June 30, 2024:

June 30, 2024
Current stock price	$4.47
Strike price	$11.50
Expected term (in years)	1.56 - 2.06
Expected volatility	69.4 - 72.0%
Risk-free interest rate	4.6 - 5.1%
Expected dividend yield	—%

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liability as of June 30, 2024 (in thousands):

Total Warrants Liability
Fair value at December 31, 2023	$290
Change in fair value	1,064
Fair value at June 30, 2024	$1,354

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. STOCK PLAN
2021 Incentive Award Plan
In connection with the Gores Closing on July 22, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), an incentive compensation plan for the benefit of eligible employees, consultants, and directors of the Company and its subsidiaries. The Company concurrently assumed the Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and all outstanding awards thereunder, effective as of the Gores Closing, and no further awards shall be granted under the 2011 Plan. The 2021 Plan provides that the initial aggregate number of shares of Class A common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 24.2 million shares of Class A common stock (the “Initial Plan Reserve”), (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Plan which, following the effective date of the 2021 Plan, became available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. The maximum aggregate number of shares of common stock that may be issued under the 2021 Plan upon the exercise of ISOs is 181.5 million shares of Class A common stock.
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of June 30, 2024, a total of 15.1 million shares remained available for future grant under the Company’s 2021 Plan.
2021 Employee Stock Purchase Plan
In connection with the Gores Closing on July 22, 2021, the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 7.3 million shares of Class A common stock (the “Initial ESPP Reserve”), and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company’s board of directors; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 36.9 million shares.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. Since June 1, 2024, given the pending CoStar Group Mergers, the Company no longer provides new offering periods under the 2021 ESPP. As of June 30, 2024, a total of 13.7 million shares of our common stock remained available for sale under our 2021 ESPP.
For the three and six months ended June 30, 2024, there were 0.4 million shares of common stock purchased under the 2021 ESPP.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for six months ended June 30, 2024 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	27,910	$0.66	5.3	$56,638
Expired or canceled	(7)	1.14
Exercised	(1,336)	0.39		$3,449
Balance—June 30, 2024	26,567	$0.67	4.9	$100,838
Options vested and exercisable—June 30, 2024	26,358	$0.67	4.9	$100,145
As of June 30, 2024, unrecognized stock-based compensation expense related to unvested options was $0.1 million, which is expected to be amortized over a weighted-average vesting period of 0.5 years.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the six months ended June 30, 2024 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2023	26,349	$8.81
Granted	13,261	2.37
Vested	(6,892)	9.12
Canceled or forfeited	(1,700)	4.12
Balance—June 30, 2024	31,018	$6.25

Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The performance-based RSU (“PRSU”) awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Plan. The performance based vesting condition was deemed satisfied upon the Closing.
As of June 30, 2024, unrecognized compensation costs related to unvested RSUs and PRSUs were $169.4 million and $0.3 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.0 years and 0.6 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine fair value of our 2021 ESPP:

	Six Months Ended June 30,
	2024	2023
Expected term	0.5 – 2.0 years	0.5 - 2.0 years
Expected volatility	31.4 – 44.1%	35.2 - 48.0%
Risk-free interest rate	2.7 – 5.3%	0.4 - 5.4%
Expected dividend yield	0%	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of June 30, 2024, unrecognized compensation cost related to the 2021 ESPP was $0.6 million, which is expected to be recognized over the remaining weighted-average service period of 1.1 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs of revenue	$823	$842	$1,628	$1,686
Research and development	6,150	7,688	12,321	15,253
Selling, general, and administrative	21,505	23,649	42,480	46,314
Stock-based compensation, net of amounts capitalized	28,478	32,179	56,429	63,253
Capitalized stock-based compensation	2,275	2,572	4,535	5,008
Total stock-based compensation	$30,753	$34,751	$60,964	$68,261

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. The tax expense for the three and six months ended June 30, 2024 and 2023 was primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of June 30, 2024, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.
12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands, except for per share data). Diluted net loss per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock, stock options and RSUs to the extent these are dilutive. We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator :
Net loss attributable to common stockholders	$(141,586)	$(56,536)	$(177,714)	$(110,378)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	316,801	298,096	314,905	295,599
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.19)	$(0.56)	$(0.37)

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

	Three and Six Months Ended June 30,
	2024	2023
Private warrants	1,708	1,708
Common stock options outstanding	26,567	31,400
Unvested RSUs	31,018	38,186
ESPP shares	1,374	1,911
Total potentially dilutive common stock equivalents	60,667	73,205

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
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 44.0 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI”) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 13.0 million spaces under management as of June 30, 2024, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 13.0 million spaces under management as of June 30, 2024, our spatial data library is the clearinghouse for information about the built world.
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
Overview of Transaction with CoStar Group
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “CoStar Group Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar Group”), Matrix Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CoStar Group (“CoStar Group Merger Sub I”), and Matrix Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of CoStar Group (“CoStar Group Merger Sub II” and, together with CoStar Group Merger Sub I, the “CoStar Group Merger Subs”). Pursuant to the CoStar Group Merger Agreement, CoStar Group Merger Sub I will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of CoStar Group (the “Costar Group First Merger”). Immediately thereafter, subject to the terms of the CoStar Group Merger Agreement and, in certain circumstances, at the discretion of CoStar Group, the Company will merge with and into CoStar Group Merger Sub II, which will survive the merger as a wholly owned subsidiary of CoStar Group (the “CoStar Group Second Merger” and, together with the CoStar Group First Merger, the “CoStar Group Mergers”).

Subject to the terms and conditions set forth in the CoStar Group Merger Agreement, at the effective time of the CoStar Group First Merger (the “First Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (each a “Matterport Share” and collectively, the “Matterport Shares”) issued and outstanding immediately prior to the First Effective Time (other than Matterport Shares held by the Company (including in treasury), CoStar Group or their respective subsidiaries and Matterport Shares that are held by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be converted into the right to receive (i) $2.75 in cash (the “Per Share Cash Consideration”) plus (ii) a number of shares of CoStar Group common stock, par value $0.01 per share (the “CoStar Group Shares”), equal to the Exchange Ratio (as defined in the CoStar Group Merger Agreement), subject to a right to receive cash in lieu of fractional shares (such cash and shares collectively, the “CoStar Group Merger Consideration”).

The consummation of the CoStar Group Mergers are subject to various conditions, including, among others, (i) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other approvals under specified antitrust and foreign investment laws, (ii) absence of any law or order prohibiting the CoStar Group Mergers, (iii) the accuracy of the parties’ respective representations and warranties in the CoStar Group Merger Agreement, (iv) compliance and performance by the parties with their respective covenants in the CoStar Group Merger Agreement in all material respects, and (v) the absence of a material adverse effect (as defined in the CoStar Group Merger Agreement) with respect to Matterport or CoStar Group on or after the date of the CoStar Group Merger Agreement.

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the CoStar Group Mergers. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the CoStar Group Mergers. The CoStar Group Mergers, which are expected to be consummated in the fourth quarter of 2024, were approved by Matterport stockholders at a special meeting held on July 26, 2024, but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the CoStar Group Mergers are consummated, the Common Stock will be delisted from the NASDAQ Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

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
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 57% and 53% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and approximately 59% and 53% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.
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

Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 26% and 27% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and approximately 24% and 25% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.
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

Product revenue accounted for approximately 17% and 20% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, and approximately 17% and 22% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of June 30, 2024, we had approximately 13.0 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.

The following chart shows our spaces under management for each of the periods presented (in millions):

	Six Months Ended June 30,
	2024	2023
Spaces under management	13.0	10.5
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and six months ended June 30, 2024.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Free subscribers	985	758
Paid subscribers	75	69
Total subscribers	1,060	827

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

	Three Months Ended June 30,
	2024	2023
Net dollar expansion rate	104%	100%

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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of June 30, 2024, we had over 1,060,000 subscribers on our platform and approximately 13.0 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the acquisition of VHT (“VHT Acquisition”) completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

We are particularly focused on acquiring and retaining large enterprise subscribers because of the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that our customer selected Matterport’s digital twin platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of the manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. In November 2023, we announced a new partnership intended to deliver 3D digital twin-powered connectivity solutions for facilities management across industrial automation, smart buildings, and broadband with a leading global supplier of network infrastructure and digitization solutions. We also announced a multi-year partnership with a leading vacation rental management platform to leverage Matterport’s Digital Twin Platform and Capture Services to more efficiently and effectively capture, document and promote each of its listings. In April 2024, we announced our partnership with one of the largest fitness companies in North America to use Matterport’s leading digital twin and photography services to ensure brand consistency across marketing materials for its U.S. franchise locations. In May 2024, we announced that one of the largest banks in North America has leveraged Matterport’s digital twin platform to streamline site visits across its physical footprint. In June 2024, we announced our partnership with the leading innovator of Multiple Listing Service (“MLS”) technology to introduce listing-completion features, automatically populating property data and media assets from digital twins, and leapfrogging the current listing process. As of June 30, 2024, 26% of Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.

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

As a result of our long-term focus and expansion strategy, we have been able to retain our subscribers and drive increased usage of our platform. Our net dollar expansion rate of 104% and 100% for the three months ended June 30, 2024 and 2023, respectively, demonstrates the stickiness and growth potential of our platform. We continued to see expansion with our enterprise customers in the three months ended June 30, 2024. On a combined basis, growth in enterprise customers remains healthy and trends in small and medium size business cohorts improved in the three and six months ended June 30, 2024 as customers large and small continue to experience the efficiencies, insight, and cost-saving power of Matterport.
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, this partnership will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 44% and 43% of our subscription revenues for the three and six months ended June 30, 2024, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.

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
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. The offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities. We achieved AWS IoT competency status in July 2024. This designation underscores Matterport's pivotal role and expertise in innovative IoT technologies, empowering customers to leverage AWS for IoT and achieve their cloud transformation goals. Achieving this milestone differentiates Matterport as an AWS Partner Network member, providing software designed to help enterprises adopt, develop, and deploy complex IoT-enabled digital twin projects on AWS. In November 2023, we announced in advance of Autodesk University, a new Computer-Aided Design (“CAD”) file add-on that will enable the simple creation of CAD files directly from Matterport digital twins to speed up design workflows using Matterport. The Matterport CAD file add-on is now available.
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
Litigation expense — Litigation expense consists of a litigation contingent liability and charges related to a former employee and shareholder of the Company who filed the initial, the second amended and the third amended complaint in July 2021, September 2021, and September 2022, respectively, for the share transfer restriction of his shares of Class A common stock of Matterport received in connection with the Gores Merger, and for damages as a result of the share transfer restrictions.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents and investments.
Change in Fair Value of Warrants Liability
The private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. As of June 30, 2024, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
Other Income net
Other income, net consists primarily of accretion of discounts, net of amortization related to investment premiums.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$24,155	$20,895	$48,170	$40,769
Services	10,881	10,684	19,984	19,388
Product	7,180	7,988	13,934	17,404
Total revenue	42,216	39,567	82,088	77,561
Costs of revenue:
Subscription	8,245	7,235	15,888	14,197
Services	7,928	8,009	14,303	14,253
Product	6,663	8,360	12,925	16,736
Total costs of revenue	22,836	23,604	43,116	45,186
Gross profit	19,380	15,963	38,972	32,375
Gross margin	46%	40%	47%	42%
Operating expenses:
Research and development	15,360	18,861	30,260	37,134
Selling, general, and administrative	54,129	56,008	99,605	110,941
Litigation expense	95,000	—	95,000	—
Total operating expenses	164,489	74,869	224,865	148,075
Loss from operations	(145,109)	(58,906)	(185,893)	(115,700)
Other income (expense):
Interest income	2,623	1,481	4,887	2,952
Change in fair value of warrants liability	(944)	(171)	(1,064)	51
Other income	1,898	1,223	4,451	2,406
Total other income	3,577	2,533	8,274	5,409
Loss before provision for income taxes	(141,532)	(56,373)	(177,619)	(110,291)
Provision for income taxes	54	163	95	87
Net loss	$(141,586)	$(56,536)	$(177,714)	$(110,378)

Revenues
Total revenue increased by $2.6 million, or 7%, to $42.2 million during the three months ended June 30, 2024, from $39.6 million during the three months ended June 30, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.
Total revenue increased by $4.5 million, or 6%, to $82.1 million during the six months ended June 30, 2024, from $77.6 million during the six months ended June 30, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$24,155	$20,895	$3,260	16%	$48,170	$40,769	$7,401	18%
Services	10,881	10,684	197	2%	19,984	19,388	596	3%
Product	7,180	7,988	(808)	(10)%	13,934	17,404	(3,470)	(20)%
Total revenue	$42,216	$39,567	$2,649	7%	$82,088	$77,561	$4,527	6%
Subscription revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to higher volume of subscription plans from new subscribers, expanded use of the subscription by existing subscribers, and a subscription price increase implemented since the third quarter of fiscal year 2023. Of the $3.3 million increase for the three months ended June 30, 2024, approximately $2.7 million was attributable to the higher volume of subscription plans from new subscribers and approximately $0.6 million from existing customers during that period. Of the $7.4 million increase for the six months ended June 30, 2024, approximately $5.4 million was attributable to the higher volume of subscription plans from new subscribers and approximately $2.0 million was attributable to sales to existing customers during that period.
Services revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily attributable to increased sales of capture services and up-scaled add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease was primarily due to lower sales volume of our Pro2 camera.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$8,245	$7,235	$1,010	14%	$15,888	$14,197	$1,691	12%
Cost of services revenue	7,928	8,009	(81)	(1)%	14,303	14,253	50	—%
Cost of products revenue	6,663	8,360	(1,697)	(20)%	12,925	16,736	(3,811)	(23)%
Total cost of revenue	$22,836	$23,604	$(768)	(3)%	$43,116	$45,186	$(2,070)	(5)%
Total cost of revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily attributable to a decrease in cost of product revenue.

Cost of subscription revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily attributable to increased spending in hosting and delivery services for our platform to enhance our processing efficiency and better support our expanding digital twins for subscription services provided.
Cost of services revenue did not fluctuate significantly for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Cost of products revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease was primarily attributable to the lower volume of our Pro2 cameras.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross profit	$19,380	$15,963	$38,972	$32,375
Gross margin	46%	40%	47%	42%

Gross margin increased to 46% during the three months ended June 30, 2024 from 40% during the three months ended June 30, 2023, primarily driven by the improved margin in subscription and product revenue due to cost efficiencies resulting from the 2023 restructuring plan implemented in the second half of fiscal year 2023. Gross margin increased to 47% during the six months ended June 30, 2024 from 42% during the six months ended June 30, 2023, primarily driven by the improved margin in subscription revenue due to cost efficiencies resulting from the 2023 restructuring plan implemented in the second half of fiscal year 2023.
Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$15,360	$18,861	$(3,501)	(19)%	$30,260	$37,134	$(6,874)	(19)%

Research and development expenses decreased by $3.5 million, or 19%, to $15.4 million and by $6.9 million, or 19%, to $30.3 million for the three and six months ended June 30, 2024, respectively, from $18.9 million and $37.1 million for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2024 was primarily attributable to a $1.7 million decrease in salary compensation expenses and a $1.5 million decrease in stock-based compensation. The decrease for the six months ended June 30, 2024 was primarily attributable to a $3.1 million decrease in salary compensation expenses, a $2.9 million decrease in stock-based compensation, and a $0.7 million decrease in professional services.
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$54,129	$56,008	$(1,879)	(3)%	$99,605	$110,941	$(11,336)	(10)%
Selling, general and administrative expenses decreased by $1.9 million, or 3%, to $54.1 million and by $11.3 million, or 10%, to $99.6 million for the three and six months ended June 30, 2024, respectively, from $56.0 million and

$110.9 million for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2024 was primarily attributable to a $4.3 million decrease in professional services as we continue to mitigate our spending and drive efficiency, a $2.9 million decrease in salary compensation expenses, and a $2.1 million decrease in stock-based compensation, partially offset by a $6.9 million increase in transaction costs of the planned acquisition and a $0.9 million increase in marketing programs. The decrease for the six months ended June 30, 2024 was primarily attributable to an $8.1 million decrease in professional services, $6.7 million decrease in salary compensation expense and a $3.8 million decrease in stock-based compensation, partially offset by a $7.9 million increase in transaction costs related to the planned acquisition.

Litigation Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Litigation expense	$95,000	$—	$95,000	100%	$95,000	$—	$95,000	100%
Litigation expense increased for the three and six months ended June 30, 2024 compared to the same period in 2023. A former employee and a stockholder of the Company, William J. Brown, filed the initial, the second amended and the third amended complaint in July 2021, September 2021, and September 2022, respectively, for the share transfer restriction of his shares of Class A common stock of Matterport received in connection with the Gores Merger, and for damages as a result of the share transfer restrictions. Information with respect to this item may be found in Note 7 - “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Litigation.” The Company recorded an aggregate legal expense of $95.0 million in our condensed consolidated statement of operations for the three and six months ended June 30, 2024.
Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest income	$2,623	$1,481	$4,887	$2,952
Interest income increased for the three and six months ended June 30, 2024 compared to the same period in 2023 primarily attributable to interest earned on our cash equivalents and investments.
Change in Fair Value of Warrants Liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Change in fair value of warrants liability	$(944)	$(171)	$(1,064)	$51
We recognized a change in fair value of warrants liability during the three and six months ended June 30, 2024 due to the increase in the fair value of our outstanding Private Warrants. As of June 30, 2024, there were 1.7 million Private Warrants outstanding.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Other income, net	$1,898	$1,223	$4,451	$2,406
Other income increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily due to accretion of discounts, net of amortization related to investment premiums.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Provision for income taxes	$54	$163	$95	$87
For the three and six months ended June 30, 2024, our provision for income taxes reflects an effective tax rate of 0.0% and (0.1)%, respectively. Our provision for income taxes for the three and six months ended June 30, 2023 reflects an effective tax rate of (0.3)% and (0.1)%, respectively. Our effective tax rates for the periods presented differ from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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

Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding share-based compensation related charges (including share-based payroll tax expense), acquisition transaction costs related to the planned acquisition, amortization of acquired intangible assets, and litigation expense, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
GAAP loss from operations	$(145,109)	$(58,906)	$(185,893)	$(115,700)
Add back: stock based compensation expense, net	31,621	34,449	62,348	67,560
Add back: acquisition-related costs	6,916	—	7,923	—
Add back: amortization expense of acquired intangible assets	443	443	886	886
Add back: litigation expense	95,000	—	95,000	—
Non-GAAP loss from operations	$(11,129)	$(24,014)	$(19,736)	$(47,254)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(11,770)	$(32,839)
Less: purchases of property and equipment	72	101
Less: capitalized software and development costs	4,490	5,248
Free cash flow	$(16,332)	$(38,188)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities investment of approximately $411.3 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of U.S. government agency securities, treasury bills, corporate bonds, corporate and other debt securities, To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Gores Merger and proceeds from warrant and option exercises for cash.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$126,284	$82,902
Investments	285,043	340,098
Total cash, cash equivalents, and investments	$411,327	$423,000
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. Cash used in operations has improved but could also be affected by various risks and uncertainties, including, but not limited to, the impact of litigation expense. As a result, we may require additional capital resources to grow our business. Our future capital requirements will depend on many factors, including an increase in our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities. Management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments. We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of June 30, 2024, our 12-month lease obligations (through June 30, 2025) totaled approximately $0.8 million. Our non-cancellable purchase obligations as of June 30, 2024 totaled approximately $8.9 million and are due through the year ending December 31, 2026.

Cash Flows

The following table set forth a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(11,770)	$(32,839)
Investing activities	$54,096	$(4,027)
Financing activities	$1,332	$1,866
Net Cash Used in Operating Activities
Net cash used in operating activities was $11.8 million for the six months ended June 30, 2024. This amount primarily consisted of a net loss of $177.7 million, offset by non-cash charges of $64.0 million, and a change in net operating assets and liabilities of $101.9 million. The non-cash charges primarily consisted of $56.4 million of stock-based compensation expense and $11.4 million of depreciation and amortization expense, partially offset by $5.4 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in accruals and other liabilities, deferred revenue and accounts payable and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable.
Net cash used in operating activities was $32.8 million for the six months ended June 30, 2023. This amount primarily consisted of a net loss of $110.4 million, offset by non-cash charges of $71.2 million, and a change in net operating assets and liabilities of $6.3 million. The non-cash charges primarily consisted of $63.3 million of stock-based compensation expense and $9.1 million of depreciation and amortization expense, partially offset by $2.3 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in deferred revenue and accruals and other liabilities and a decrease in accounts receivable and prepaid expenses and other assets, partially offset by an increase in inventories.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $54.1 million for the six months ended June 30, 2024. This amount primarily consisted of maturities of marketable securities investments of $186.1 million, partially offset by investments in available-for-sale securities of $127.4 million, capitalized software and development costs of $4.5 million, and purchases of property and equipment of $0.1 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2024. This amount primarily consisted of $1.3 million of proceeds from the sale of shares through employee equity incentive plans.
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

We believe that the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Form 10-K for the fiscal year ended December 31, 2023 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as filed in such report. Refer to Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report for more information on our adoption of new accounting guidance.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Matterport is subject to market risk, primarily relating to potential losses arising from adverse changes in foreign currency exchange rates.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), Japan and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of June 30, 2024. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to managing the risk relating to fluctuations in currency rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware. On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares, and that the plaintiff lacked standing on whether the transfer restrictions complied with Delaware law. However, the court awarded Brown $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares. The Company recorded an aggregate litigation expense of $95.0 million in our consolidated statement of operations for the three and six months ended June 30, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court.
On July 19, 2024, Damien Leostic and William Schmitt (the “Leostic and Schmitt Plaintiffs”), each former employees of Matterport, filed separate complaints against Matterport in the Court of Chancery of the State of Delaware alleging that Matterport prevented the Leostic and Schmitt Plaintiffs from trading their Matterport shares through an invalid transfer restriction that did not apply to their shares and seeking damages for the harm to the Leostic and Schmitt Plaintiffs. The Company has not yet answered the complaints. Given the early stage of the case, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous stockholders of Matterport, Inc. (collectively “Hanna and Smith Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges that the issuance of 23,460,000 earn-out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the earn-out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the earn-out shares violated the February 7, 2021 Agreement and Gores Merger Agreement pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport stockholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement all unjust enrichment by the the Hanna and Smith Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. On June 24, 2024, the Plaintiffs filed an amended complaint, which alleges, inter alia, that the members of the Matterport board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning

Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the Company’s proposed transaction with CoStar Group, and seeks, among other things, damages, and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action filed a motion for a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite.
On June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., naming Matterport and each member of the Matterport board as defendants (the “Rose Complaint”). The complaint alleges that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 is materially misleading and omits certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s board. The complaint seeks, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.

Additionally, on July 9, and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport board as defendants and allege, inter alia, that the proxy statement misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaints seek, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.
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

Risk Factors related to the Proposed CoStar Group Mergers
The proposed CoStar Group Mergers are subject to the satisfaction of closing conditions, including government approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the CoStar Group Mergers is subject to a number of remaining closing conditions, including the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under specified antitrust and foreign investment laws; the absence of any law or order prohibiting the Mergers; the approval for listing on Nasdaq of the CoStar Group Shares to be issued in connection with the CoStar Group Mergers; and other customary closing conditions. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the CoStar Group Mergers. Certain of the conditions to the completion of the CoStar Group Mergers are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending CoStar Group Mergers could be exacerbated by any delays in completion of the CoStar Group Mergers or a termination of the CoStar Group Merger Agreement.
Each party’s obligation to consummate the CoStar Group Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the CoStar Group Merger Agreement as of the closing of the CoStar Group Mergers, including, with respect to us, covenants to conduct our business and operations in the ordinary course of business consistent with past practice and to not engage in certain kinds of material transactions prior to closing. In addition, the CoStar Group Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the CoStar Group Merger Agreement).. The obligations of the financing parties are subject to a number of customary conditions that must be satisfied prior to the completion of the CoStar Group Mergers. As a result, we cannot assure you that the CoStar Group Mergers will be completed, even though our stockholders approved the CoStar Group Merger Agreement, or that, if completed, the CoStar Group Mergers will be exactly on the terms set forth in the CoStar Group Merger Agreement or within the expected time frame.
We may not complete the proposed CoStar Group Mergers within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
The proposed CoStar Group Mergers may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the CoStar Group Mergers are not completed for any reason, then our stockholders will not receive any payment for their shares of our common stock in connection with the CoStar Group Mergers. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to risks, including the following:
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
•we will be required to pay certain significant costs relating to the CoStar Group Mergers, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the CoStar Group Mergers;

•we may be required to pay a cash termination fee to CoStar Group, as required under the CoStar Group Merger Agreement under certain circumstances;
•while the CoStar Group Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to enter into, modify, amend, renew or terminate certain kinds of material contracts, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the CoStar Group Mergers require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against any litigation that may be filed related to the CoStar Group Mergers.
•If the CoStar Group Mergers are not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price; particularly to the extent that the current market price of our common stock reflects an assumption that the CoStar Group Mergers will be completed.
We will be subject to various business uncertainties while the CoStar Group Mergers are pending that may cause disruption.
Our efforts to complete the CoStar Group Mergers could cause disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the CoStar Group Mergers will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the CoStar Group Mergers are pending because employees may experience uncertainty about their roles following the CoStar Group Mergers. A substantial amount of our management’s and key employees’ attention is being directed toward the completion of the CoStar Group Mergers and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, patients and suppliers. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the CoStar Group Mergers could be exacerbated by any delays in completion of the CoStar Group Mergers or termination of the CoStar Group Merger Agreement.
The CoStar Group Merger Agreement may be terminated under various circumstances, including in connection with a superior proposal, and we would incur fees and expenses in connection with such termination.
Under the terms of the CoStar Group Merger Agreement, we may be required to pay CoStar Group a termination fee under specified conditions, including in the event the Company terminates the CoStar Group Merger Agreement to enter into a Superior Proposal (as defined in the CoStar Group Merger Agreement). This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the CoStar Group Mergers.
We have incurred, and will continue to incur, direct and indirect costs as a result of the CoStar Group Mergers.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the CoStar Group Mergers, for which we will have received little or no benefit if the CoStar Group Mergers are not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the CoStar Group Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the CoStar Group Mergers.

Litigation challenging the CoStar Group Mergers may increase costs and prevent the CoStar Group Mergers from being completed within the expected timeframe, or from being completed at all.
CoStar Group, Matterport and members of their respective boards of directors may in the future be parties to various claims and litigation related to the CoStar Group Merger Agreement or the CoStar Group Mergers. One of the conditions to completion of the CoStar Group Mergers is the absence of any injunction, order or award restraining or enjoining, or otherwise prohibiting, the consummation of the CoStar Group Mergers. Accordingly, if any complaint that has been or is subsequently filed challenging the CoStar Group Mergers and a plaintiff is successful in obtaining an order enjoining completion of the CoStar Group Mergers, then such order may prevent the CoStar Group Mergers from being completed, or from being completed within the expected time frame.

For example, on June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., Case No. 5:24-cv-3313 (the “Rose Action”), naming Matterport and each member of the Matterport Board as defendants. The complaint alleges that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 is materially misleading and omits certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board. The complaint seeks, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. Additionally, on July 9 and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport Board as defendants and allege, inter alia, that the proxy statement misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaint seeks, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. Additionally, the plaintiffs in an already-pending action in the Delaware Court of Chancery, captioned Hanna, et al. v. Pittman, et al., Case No. C.A. No. 2024-0088-LWW (the “Hanna Action”) have filed an amended complaint, which alleges, inter alia, that the members of the Matterport Board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the CoStar Group Mergers, and seeks, among other things, damages and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action have also filed a motion for a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite. Additionally, certain purported Matterport stockholders have delivered demand letters (the “Demands”) and a draft complaint alleging similar deficiencies or omissions regarding the disclosures made in the Registration Statement, and/or requesting relevant books and records. Matterport notes that: (i) the Rose Action, the Hanna Action, the Hamilton Action, or the Scott Action may be amended; (ii) additional, similar complaints may be filed; or (iii) additional demand letters may be delivered. These events could prevent or delay completion of the CoStar Group Mergers and result in additional costs to Matterport. Matterport believes that the Rose Action, the Hanna Action, the Hamilton Action, the Scott Action, and the demand letters are without merit and intends to vigorously defend against them. Litigation could be time consuming and expensive, could divert the attention of CoStar Group’s and Matterport’s management away from their regular businesses, and, if adversely resolved against either CoStar Group or Matterport or their respective directors, could have a material adverse effect on CoStar Group’s and Matterport’s respective financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits and Financial Statement Schedules.
The financial statements filed as part of this registration statement are listed in the index to the financial statements immediately preceding such financial statements, which index to the financial statements is incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

2.2†	Agreement and Plan of Merger and Reorganization, dated as of April 21, 2024, among CoStar Group, Inc., Matrix Merger Sub, Inc., Matrix Merger Sub II LLC and Matterport, Inc.	8-K	001-39790	2.2	4/21/2024

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.2	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Form of Voting Agreement.	8-K	001-39790	10.1	4/21/2024

10.2	Form of Severance Plan Letter Agreement.	8-K	001-39790	10.2	4/21/2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MATTERPORT, INC.

Date: August 6, 2024	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)