Form 10-Q
period 2024-09-30
Matterport, Inc./DE
filed 2024-11-12
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 322,895,329 shares of Class A common stock outstanding as of November 5, 2024.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements in this Report are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including the inability to consummate the proposed transaction with CoStar Group, Inc. (“CoStar Group”) within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or to satisfy the other conditions to the consummation of the proposed transaction with CoStar Group; the risk that the proposed transaction with CoStar Group disrupts Matterport’s current plans and operations or diverts management’s attention from its ongoing business; the effects of the proposed transaction with CoStar Group on Matterport’s business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Matterport does business; the risk that Matterport’s stock price may decline significantly if the proposed transaction with CoStar Group is not consummated; the nature, cost and outcome of any legal proceedings related to the proposed transaction; our ability to grow market share in our existing markets or any new markets we may enter; our ability to respond to general economic conditions; our ability to manage our growth effectively; our success in retaining or recruiting our officers, key employees or directors, or changes required in the retention or recruitment of our officers, key employees or directors; the impact of the regulatory environment and complexities with compliance related to such environment; our ability to remediate our material weakness, or any other material weakness that we may identify in the future that could result in material misstatements in our financial statements; our ability to achieve and maintain profitability in the future; our ability to access sources of capital; our ability to maintain and enhance our products and brand, and to attract customers; our ability to manage, develop and refine our technology platform; the success of our strategic relationships with third parties; our history of losses and whether we will continue to incur continuing losses for the foreseeable future; our ability to protect and enforce our intellectual property rights; our ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities; our ability to attract and retain new subscribers; the size of the total addressable market for our products and services; the continued adoption of spatial data; any inability to complete acquisitions and integrate acquired businesses; general economic uncertainty and the effect of general economic conditions in our industry; environmental uncertainties and risks related to adverse weather conditions and natural disasters; the volatility of the market price and liquidity of our Class A common stock, and other securities; the increasingly competitive environment in which we operate; and other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, and subsequently filed Quarterly Reports on Form 10-Q.
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

Part I- Financial Information
Item 1. Financial statements
MATTERPORT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$63,358	$82,902
Restricted cash	95,182	—
Short-term investments	206,818	305,264
Accounts receivable, net of allowance of $1,119 and $1,155, as of September 30, 2024 and December 31, 2023, respectively	14,918	16,925
Inventories	7,582	9,115
Prepaid expenses and other current assets	9,145	8,635
Total current assets	397,003	422,841
Property and equipment, net	30,356	32,471
Operating lease right-of-use assets	226	625
Long-term investments	39,824	34,834
Goodwill	69,593	69,593
Intangible assets, net	7,792	9,120
Other assets	8,129	7,671
Total assets	$552,923	$577,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,812	$7,586
Deferred revenue	26,885	23,294
Accrued expenses and other current liabilities	108,308	13,354
Total current liabilities	143,005	44,234
Warrants liability	1,185	290
Deferred revenue, non-current	1,969	3,141
Other long-term liabilities	—	206
Total liabilities	146,159	47,871
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; nil shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; and 322,880 shares and 310,061 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	32	31
Additional paid-in capital	1,400,614	1,307,324
Accumulated other comprehensive income	707	403
Accumulated deficit	(994,589)	(778,474)
Total stockholders’ equity	406,764	529,284
Total liabilities and stockholders’ equity	$552,923	$577,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$25,365	$22,878	$73,535	$63,647
Services	11,085	9,936	31,069	29,324
Product	7,343	7,828	21,277	25,232
Total revenue	43,793	40,642	125,881	118,203
Costs of revenue:
Subscription	8,236	7,379	24,124	21,576
Services	7,445	6,725	21,748	20,978
Product	6,412	6,641	19,337	23,377
Total costs of revenue	22,093	20,745	65,209	65,931
Gross profit	21,700	19,897	60,672	52,272
Operating expenses:
Research and development	15,261	15,577	45,521	52,711
Selling, general, and administrative	50,464	53,719	150,069	164,660
Litigation expense	—	—	95,000	—
Total operating expenses	65,725	69,296	290,590	217,371
Loss from operations	(44,025)	(49,399)	(229,918)	(165,099)
Other income (expense):
Interest income	3,211	1,573	8,098	4,525
Change in fair value of warrants liability	169	513	(895)	564
Other income	2,311	2,669	6,762	5,075
Total other income	5,691	4,755	13,965	10,164
Loss before provision for income taxes	(38,334)	(44,644)	(215,953)	(154,935)
Provision for income taxes	67	110	162	197
Net loss	$(38,401)	$(44,754)	$(216,115)	$(155,132)
Net loss per share, basic and diluted	$(0.12)	$(0.15)	$(0.68)	$(0.52)
Weighted-average shares used in per share calculation, basic and diluted	321,151	303,432	317,002	298,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(38,401)	$(44,754)	$(216,115)	$(155,132)
Other comprehensive income (loss), net of taxes:
Unrealized gain on available-for-sale securities, net of tax	1,211	514	304	4,435
Other comprehensive income	$1,211	$514	$304	$4,435
Comprehensive loss	$(37,190)	$(44,240)	$(215,811)	$(150,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	310,061	$31	$1,307,324	$403	$(778,474)	$529,284
Net loss	—	—	—	—	(36,128)	(36,128)
Other comprehensive loss	—	—	—	(619)	—	(619)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,446	—	259	—	—	259
Stock-based compensation	—	—	30,211	—	—	30,211
Balance as of March 31, 2024	314,507	$31	$1,337,794	$(216)	$(814,602)	$523,007
Net loss	—	—	—	—	(141,586)	(141,586)
Other comprehensive loss	—	—	—	(288)	—	(288)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,499	1	1,072	—	—	1,073
Stock-based compensation	—	—	30,753	—	—	30,753
Balance as of June 30, 2024	319,006	$32	$1,369,619	$(504)	$(956,188)	$412,959
Net loss	—	—	—	—	(38,401)	(38,401)
Other comprehensive income	—	—	—	1,211	—	1,211
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	3,874	—	312	—	—	312
Stock-based compensation	—	—	30,683	—	—	30,683
Balance as of September 30, 2024	322,880	$32	$1,400,614	$707	$(994,589)	$406,764

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(53,842)	(53,842)
Other comprehensive income	—	—	—	2,223	—	2,223
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,910	1	356	—	—	357
Issuance of common stock in connection with acquisitions	249	—	3,921	—	—	3,921
Stock-based compensation	—	—	33,510	—	—	33,510
Balance as of March 31, 2023	295,700	$30	$1,206,100	$(2,811)	$(633,239)	$570,080
Net loss	—	—	—	—	$(56,536)	(56,536)
Other comprehensive income	—	—	—	1,698	—	1,698
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,871	—	1,509	—	—	1,509
Stock-based compensation	—	—	34,751	—	—	34,751
Balance as of June 30, 2023	300,571	$30	$1,242,360	$(1,113)	$(689,775)	$551,502
Net loss	—	—	—	—	$(44,754)	(44,754)
Other comprehensive income	—	—	—	514	—	514
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	4,875	1	1,113	—	—	1,114
Issuance of common stock in connection with acquisitions	116	—	1,827	—	—	1,827
Stock-based compensation	—	—	29,853	—	—	29,853
Balance as of September 30, 2023	305,562	$31	$1,275,153	$(599)	$(734,529)	$540,056
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATTERPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(216,115)	$(155,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,284	14,130
Accretion of discounts, net of amortization of investment premiums	(7,049)	(5,511)
Stock-based compensation, net of amounts capitalized	84,821	90,674
Cease use of certain leased facilities	—	123
Change in fair value of warrants liability	895	(564)
Deferred income taxes	—	(185)
Allowance for doubtful accounts	525	150
Loss from excess inventory and purchase obligation	—	1,592
Other	(61)	(60)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	1,482	3,489
Inventories	1,532	(6,833)
Prepaid expenses and other assets	656	2,491
Accounts payable	226	263
Deferred revenue	2,419	6,527
Accrued expenses and other liabilities	94,750	529
Net cash used in operating activities	(18,635)	(48,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(170)	(112)
Capitalized software and development costs	(6,846)	(7,528)
Purchase of investments	(157,522)	(368,119)
Maturities of investments	257,106	388,201
Business acquisitions, net of cash acquired	—	(4,116)
Net cash provided by investing activities	92,568	8,326
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sales of shares through employee equity incentive plans	1,644	3,309
Payments for taxes related to net settlement of equity awards	—	(329)
Net cash provided by financing activities	1,644	2,980
Net change in cash, cash equivalents, and restricted cash	75,577	(37,011)
Effect of exchange rate changes on cash	61	25
Cash, cash equivalents, and restricted cash at beginning of year	82,902	117,128
Cash, cash equivalents, and restricted cash at end of period	$158,540	$80,142

Supplemental disclosures of non-cash investing and financing information
Common stock issued in connection with acquisition	$—	$5,748
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
On July 22, 2021 (the “Gores Closing Date”), the Company consummated the merger (collectively with the other transactions described in the Gores Merger Agreement, the “Gores Merger”, “Gores Closing”, or “Gores Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Gores Merger Agreement”), by and among the Company (formerly known as Gores Holdings VI, Inc.), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“Gores First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Gores Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which Gores First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “Gores First Merger”), and immediately following the Gores First Merger and as part of the same overall transaction as the Gores First Merger, Legacy Matterport merged with and into Gores Second Merger Sub, with Gores Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC”. Upon the closing of the Gores Merger, we changed our name to Matterport, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Gores Merger, “Gores” refers to the Company prior to the Gores Merger and “Legacy Matterport” refers to Matterport, Inc. prior to the Gores Merger.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the transaction. The CoStar Group Mergers, which are expected to be consummated in the fourth quarter of 2024 or the first quarter of 2025, were approved by Matterport stockholders at a special meeting held on July 26, 2024, but remains subject to the receipt of regulatory approvals and other customary closing conditions as described above. If the transaction is consummated, the Common Stock will be delisted from the NASDAQ Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The CoStar Group Merger Agreement contains termination rights for either or each of CoStar Group and the Company, including if the consummation of the CoStar Group Mergers does not occur on or before January 21, 2025, subject to three extensions of three months if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived. The Merger Agreement requires the CoStar Group to pay an $85 million fee to the Company in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction.

During the three and nine months ended September 30, 2024, other than CoStar Group Mergers-related expenses incurred, the terms of the CoStar Group Merger Agreement did not materially affect the results reported in our unaudited interim condensed consolidated financial statements. CoStar Group Mergers-related expenses in the three and nine months ended September 30, 2024 were approximately $4.3 million and $12.2 million, respectively, and were primarily included in “Selling, general, and administrative expenses” on our condensed consolidated statement of operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 27, 2024. There have been no significant changes to these policies during the three and nine months ended September 30, 2024.
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

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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

Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. Refer to Note 7. Commitments and Contingencies for additional information.

Loss Contingencies and Litigation Expense
The Company is subject to the possibility of losses from various contingencies including certain legal proceedings. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. The Company recognizes litigation expense in the period in which the litigation services were provided.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company invests only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company’s accounts receivable is derived from customers located both inside and outside the United States. The Company mitigates its credit risks by performing ongoing credit evaluations of the financial condition of its customers and requires advance payment from customers in certain circumstances. The Company generally does not require collateral from its customers.
No customer accounted for more than 10% of the Company’s total accounts receivable at September 30, 2024 and December 31, 2023. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2024 and 2023.
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
In November 2024, the FASB issued ASU No.2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on our consolidated financial statements.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$27,729	$26,667	$81,433	$76,130
International	16,064	13,975	44,448	42,073
Total revenue	$43,793	$40,642	$125,881	$118,203
No country other than the United States accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over time revenue	$36,450	$32,786	$104,604	$92,889
Point-in-time revenue	7,343	7,856	21,277	25,314
Total	$43,793	$40,642	$125,881	$118,203
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. Scheduled billings in advance of revenue recognized results in the timing of revenue recognition differing from the timing of invoicing to customers, and this timing difference results in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The accounts receivable and contract balances as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$12,546	$15,094
Unbilled accounts receivable	$2,372	$1,831
Deferred revenue	$28,854	$26,435
During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $21.4 million and $13.3 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $73.0 million at the end of September 30, 2024 and consisted of deferred revenue and backlog.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2024, the contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized are as follows (in thousands):

Amount
Remaining 2024	$19,781
2025	33,064
2026	14,739
2027	3,753
2028	1,616
Thereafter	—
Total	$72,953

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill—As of September 30, 2024 and December 31, 2023, goodwill was $69.6 million. The Company did not recognize any impairment losses on goodwill during the three and nine months ended September 30, 2024 and 2023, respectively.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(2,955)	$2,445	$5,400	$(2,146)	$3,254
Customer relationships	6,900	(1,553)	5,347	6,900	(1,034)	5,866
Total	$12,300	$(4,508)	$7,792	$12,300	$(3,180)	$9,120
The Company recognized amortization expense of $0.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. The Company did not recognize any impairment losses on intangible assets or other long-lived assets during the three and nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of September 30, 2024 (in thousands):

Amount
Remaining 2024	$442
2025	1,770
2026	1,770
2027	705
2028	690
2029 and thereafter	2,415
Total future amortization expense	$7,792

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of September 30, 2024 and 2023 and the rollforward for three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance—beginning of period	$(1,243)	$(933)	$(1,155)	$(1,212)
Increase in reserves	(260)	(101)	(525)	(150)
Write-offs	384	137	561	465
Balance—end of period	$(1,119)	$(897)	$(1,119)	$(897)
Inventories—Inventories as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$4,865	$6,179
Work in process	526	826
Purchased parts and raw materials	2,191	2,110
Total inventories	$7,582	$9,115
Property and Equipment, Net—Property and equipment as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$4,198	$4,087
Furniture and fixtures	376	355
Leasehold improvements	751	713
Capitalized software and development costs	88,794	75,123
Total property and equipment	94,119	80,278
Accumulated depreciation and amortization	(63,763)	(47,807)
Total property and equipment, net	$30,356	$32,471
Depreciation and amortization expense of property and equipment were $5.5 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively, and $16.0 million and $12.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the three months ended September 30, 2024 and 2023 were $4.7 million and $4.7 million, respectively. Additions to capitalized software and development costs, inclusive of stock-based compensation in the nine months ended September 30, 2024 and 2023 were $13.7 million and $15.0 million, respectively. These are recorded as part of property and equipment, net on the condensed consolidated balance sheets.

Amortization expense related to capitalized internal-use software development costs was $5.3 million and $4.4 million for three months ended September 30, 2024 and 2023, respectively, of which $4.9 million and $4.0 million was recorded to cost of revenue related to subscription and $0.4 million and $0.4 million to selling, general and administrative in the condensed consolidated statements of operations, respectively. Amortization expense was $15.4 million and $12.2 million for the nine months ended September 30, 2024 and 2023, respectively, of which $14.1 million and $11.2 million was recorded to cost of revenue related to subscription and $1.3 million and $1.0 million to selling, general and administrative in the condensed consolidated statements of operations, respectively.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$4,748	$4,362
Tax payable	733	1,107
ESPP contribution	663	243
Short-term operating lease liabilities	514	1,277
Accrued loss on firm inventory purchase commitments	36	36
Litigation expense	95,000	—
Other current liabilities	6,614	6,329
Total accrued expenses and other current liabilities	$108,308	$13,354

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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$43,725	$—	$—	$43,725
Total cash equivalents	$43,725	$—	$—	$43,725
Short-term investments:
U.S. government and agency securities	$118,150	$—	$—	$118,150
Non-U.S. government and agency securities	—	9,771	—	9,771
Corporate debt securities	—	78,897	—	78,897
Total short-term investments	$118,150	$88,668	$—	$206,818
Long-term investments:
U.S. government and agency securities	$14,069	$—	$—	$14,069
Corporate debt securities	—	25,755	—	25,755
Total long-term investments	$14,069	$25,755	$—	$39,824

Total assets measured at fair value	$175,944	$114,423	$—	$290,367

Financial Liabilities:
Private warrants liability	$—	$—	$1,185	$1,185
Total liabilities measured at fair value	$—	$—	$1,185	$1,185

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61,090	$—	$—	$61,090
Total cash equivalents	$61,090	$—	$—	$61,090
Short-term investments:
U.S. government and agency securities	$245,447	$—	$—	$245,447
Non-U.S. government and agency securities	—	19,950	—	19,950
Corporate debt securities	—	23,030	—	23,030
Commercial paper	—	16,837	—	16,837
Total short-term investments	$245,447	$59,817	$—	$305,264
Long-term investments:
U.S. government and agency securities	$21,323	$—	$—	$21,323
Corporate debt securities	—	13,511	—	13,511
Total long-term investments	$21,323	$13,511	$—	$34,834

Total assets measured at fair value	$327,860	$73,328	$—	$401,188

Financial Liabilities:
Private warrants liability	$—	$—	$290	$290
Total liabilities measured at fair value	$—	$—	$290	$290

Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$131,907	$313	$(1)	$132,219
Non-U.S. government and agency securities	9,738	33	—	9,771
Corporate debt securities	104,238	414	—	104,652
Total available-for-sale investments	$245,883	$760	$(1)	$246,642

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$266,339	$444	$(13)	$266,770
Non-U.S. government and agency securities	19,958	—	(8)	19,950
Corporate debt securities	36,507	69	(35)	36,541
Commercial paper	16,839	6	(8)	16,837
Total available-for-sale investments	$339,643	$519	$(64)	$340,098

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2024 and December 31, 2023, total unrealized losses related to available-for-sale debt securities were immaterial.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of September 30, 2024, by contractual years-to-maturity (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$206,287	$206,818
Due between one and three years	39,596	39,824
Total	$245,883	$246,642
7. COMMITMENTS AND CONTINGENCIES

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.
As of September 30, 2024, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
Remainder of 2024	$5,860
2025	1,416
2026	53
Thereafter	—
Total	$7,329
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”). On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). The Company recorded an aggregate litigation expense of $95.0 million in its consolidated statement of operations for the nine months ended September 30, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court. Brown filed a notice of cross appeal on August 12, 2024. On August 14, 2024, the litigation bond was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. On September 13, 2024, the Company filed its opening brief with the Delaware Supreme Court. On October 14, 2024, Brown filed its answering brief on appeal and opening brief on cross-appeal. The cash collateral of $95.0 million was classified as restricted cash on the Company’s condensed consolidated financial statements as of September 30, 2024.
Since the Brown judgment, other former Legacy Matterport stockholders have filed similar complaints (the “Post-Brown Complaints”) in the Delaware Court of Chancery alleging that such stockholders were prevented from trading their Matterport shares through invalid transfer restrictions, and seeking damages for the harm to the plaintiffs. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. The Company has not yet answered the Post-Brown Complaints. Given the early stage of the cases, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous stockholders of Matterport, Inc. (collectively “Hanna and Smith Defendants”) in the Delaware Court of Chancery. The complaint alleges that the issuance of 23,460,000 earn-out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the earn-out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the earn-out shares violated the February 7, 2021 Agreement and Gores Merger Agreement pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport stockholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement of all unjust enrichment by the Hanna and Smith Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. On June 24, 2024, the Plaintiffs filed an amended complaint, which alleges, inter alia, that the members of the Matterport board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the Company’s proposed transaction with CoStar Group, and seeks, among other things, damages, and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action filed a motion for

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite.
On June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., naming Matterport and each member of the Matterport board as defendants (the “Rose Complaint”). The complaint alleged that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 was materially misleading and omitted certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserted violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s board. The complaint sought, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. On August 6, 2024, the Rose Complaint was voluntarily dismissed.

Additionally, on July 9, and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport board as defendants and allege, inter alia, that the notice of special meeting of stockholders and definitive proxy statement on Schedule 14A, dated June 10, 2024 misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaints seek, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. In addition to the Hamilton and Scott Actions, Matterport has received additional demand letters alleging similar deficiencies or omissions regarding the disclosures made in the Registration Statement, and requesting relevant books and records. On July 25, 2024, one such purported Matterport stockholder filed suit in the Delaware Court of Chancery, captioned Layton v. Matterport, Inc., Case No. 2024-0792 (the “Layton Action”). On July 29, 2024, the Delaware Court of Chancery stayed the action at the request of plaintiff’s counsel during the pendency of the CoStar Group Mergers. Matterport notes that: (i) the Hanna Action, the Hamilton Action, the Scott Action, or the Layton Action may be amended; (ii) additional, similar complaints may be filed; or (iii) additional demand letters may be delivered. These events could prevent or delay completion of the Mergers and result in additional costs to Matterport. Matterport believes that the Hanna Action, the Hamilton Action, the Scott Action, the Layton Action and the demand letters are without merit and intends to vigorously defend against them.
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case. On October 7, 2024, the Texas court appointed a technical advisor to assist the court with post-trial motions.
On July 24, 2024, Vinatha Kutagula, the Company’s former Chief Customer Officer, filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging unlawful retaliation and wrongful termination. On September 13, 2024, the Company filed a motion to compel arbitration. On August 30, 2024, the Company

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
received notice that Ms. Kutagula had filed a complaint with the U.S. Department of Labor with similar allegations. The Company responded to the Department of Labor on October 17, 2024.
The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of September 30, 2024 and December 31, 2023, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above, as the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.
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
8. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of September 30, 2024 as follows (in thousands):

September 30, 2024
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	53,977
Shares available for future grant under 2021 Employee Stock Purchase Plan	13,718
Shares available for future grant under 2021 Incentive Award Plan	14,843
Total shares of common stock reserved	84,246
Accumulated Other Comprehensive Income (loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Gains on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2023	$(52)	$455	$403
Net unrealized gain	—	304	304
Balance at September 30, 2024	$(52)	$759	$707

	Foreign Currency Translation, Net of Tax	Unrealized Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	4,435	4,435
Balance at September 30, 2023	$(52)	$(547)	$(599)

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. PRIVATE WARRANTS
Prior to the Gores Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants pursuant to the warrant agreement between Gores and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price (the “Warrants Price”) of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing. On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. The Public Warrants were either exercised or redeemed as of January 14, 2022 and no Public Warrants remained outstanding thereafter. A total of 1.7 million Private Warrants remained outstanding as of September 30, 2024 and December 31, 2023. No Private Warrants have been exercised during the three and nine months ended September 30, 2024.

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
Prior to the entry into the CoStar Group Merger Agreement, the Company used a Black-Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments. Since the Company entered into the CoStar Group Merger Agreement in April 2024, it has been using a probability-weighted scenario-based methodology to estimate the fair value of Private Warrants based upon an analysis of future values for the Private Warrants, assuming various outcomes of the pending CoStar Group Mergers. We considered two different scenarios: (a) continue using a Black-Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments as if the Company remains a standalone public company during the remaining warrant life term, and (b) the intrinsic present value of the Private Warrants upon exercise under the Conditional Warrant Price, assuming the CoStar Group Mergers are consummated as of December 31, 2024. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the Company’s Common Stock. A significant increase or decrease in the expected volatility in isolation would result in a significant change in fair value measurement. The Private Warrants were valued at $0.69 per unit as of September 30, 2024.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of September 30, 2024:

September 30, 2024
Current stock price	$4.50
Strike price	$11.50
Expected term (in years)	1.56 - 1.81
Expected volatility	62.0 - 69.4%
Risk-free interest rate	3.7 - 3.8%
Expected dividend yield	—%

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Private Warrants are measured for fair value at the end of each quarter. The following table presents the changes in the warrants liability as of September 30, 2024 (in thousands):

Total Warrants Liability
Fair value at December 31, 2023	$290
Change in fair value	895
Fair value at September 30, 2024	$1,185

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
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of September 30, 2024, a total of 14.8 million shares remained available for future grant under the Company’s 2021 Plan.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. Since June 1, 2024, given the pending CoStar Group Mergers, the Company no longer provides new offerings under the 2021 ESPP. As of September 30, 2024, a total of 13.7 million shares of our common stock remained available for sale under our 2021 ESPP.
For the three and nine months ended September 30, 2024, there were nil and 0.4 million shares of common stock purchased under the 2021 ESPP.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for nine months ended September 30, 2024 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	27,910	$0.66	5.3	$56,638
Expired or canceled	(7)	1.14
Exercised	(1,780)	0.47		$5,013
Balance—September 30, 2024	26,123	$0.67	4.7	$99,953
Options vested and exercisable—September 30, 2024	26,071	$0.67	4.7	$99,779
As of September 30, 2024, unrecognized stock-based compensation expense related to unvested options was not material, which is expected to be fully amortized as of December 31, 2024.
RSU and PRSU Activities—The following table summarizes the RSU activity under the Company’s stock plans for the nine months ended September 30, 2024 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance—December 31, 2023	26,349	$8.81
Granted	14,083	2.49
Vested	(10,334)	9.08
Canceled or forfeited	(2,244)	4.12
Balance—September 30, 2024	27,854	$5.89

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
As of September 30, 2024, unrecognized compensation costs related to unvested RSUs and PRSUs were $140.4 million and $0.1 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 1.7 years and 0.4 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine fair value of our 2021 ESPP:

	Nine Months Ended September 30,
	2024	2023
Expected term	0.5 – 2.0 years	0.5 - 2.0 years
Expected volatility	33.8 – 43.9%	36.1 - 47.3%
Risk-free interest rate	4.3 – 5.1%	0.6 - 5.4%
Expected dividend yield	0%	0%
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of September 30, 2024, unrecognized compensation cost related to the 2021 ESPP was $0.4 million, which is expected to be recognized over the remaining weighted-average service period of 0.9 years.
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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs of revenue	$606	$782	$2,234	$2,468
Research and development	6,013	5,731	18,334	20,984
Selling, general, and administrative	21,773	20,908	64,253	67,222
Stock-based compensation, net of amounts capitalized	28,392	27,421	84,821	90,674
Capitalized stock-based compensation	2,291	2,432	6,826	7,440
Total stock-based compensation	$30,683	$29,853	$91,647	$98,114

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
Given the Company has a full valuation allowance recorded against its domestic net deferred tax assets and operating losses in the US, and its foreign subsidiaries are in operating profit, the Company has applied the exception to use a worldwide effective tax rate under ASC 740-270-30-36. The Company used the foreign jurisdiction’s statutory rate as an estimate for the annual effective tax rate (“AETR”). The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. The tax expense for the three and nine months ended September 30, 2024 and 2023 was primarily attributable to foreign income taxes. The Company records deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence and continued to conclude that as of September 30, 2024, it is not more likely than not that the Company will realize the benefits of its remaining net deferred tax assets.
12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for per share data). Diluted net loss per share gives effect to all potential shares of common stock, including common stock issuable for stock options, RSUs and PRSUs to the extent these are dilutive. We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator :
Net loss attributable to common stockholders	$(38,401)	$(44,754)	$(216,115)	$(155,132)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	321,151	303,432	317,002	298,226
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.15)	$(0.68)	$(0.52)

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

	Three and Nine Months Ended September 30,
	2024	2023
Private warrants	1,708	1,708
Common stock options outstanding	26,123	29,393
Unvested RSUs	27,854	29,932
ESPP shares	—	1,734
Total potentially dilutive common stock equivalents	55,685	62,767

MATTERPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. RESTRUCTURING

July 2023 Restructuring Plan

In July 2023, the Company announced a restructuring plan (the "2023 Plan") to improve the Company’s operational cost structure and accelerate the timeline to achieving profitability. As part of the 2023 Plan, the Company executed a workforce reduction of approximately 30%. The Company also recorded accelerated amortization costs of its operating lease right-of-use assets, which was primarily related to the cease use of certain leased office spaces. The Company completed all actions under the 2023 Plan as of December 31, 2023.

Total restructuring costs associated with the 2023 Plan impacted cost of revenue and operating expenses in the condensed consolidated statement of operations. No significant restructuring charges were incurred during the three and nine months ended September 30, 2024. Restructuring charges during the three and nine months ended September 30, 2023 were as follows (in thousands):

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
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 47.3 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI”) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 13.6 million spaces under management as of September 30, 2024, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 13.6 million spaces under management as of September 30, 2024, our spatial data library is the clearinghouse for information about the built world.
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

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the CoStar Group Mergers. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the CoStar Group Mergers. The CoStar Group Mergers, which are expected to be consummated in the fourth quarter of 2024 or the first quarter of 2025, were approved by Matterport stockholders at a special meeting held on July 26, 2024, but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the CoStar Group Mergers are consummated, the Common Stock will be delisted from the NASDAQ Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business
We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, unstable global credit markets and financial conditions, in part due to rising interest rates, and cautious consumer spending. In addition, the escalating tensions between Taiwan and China, the war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics, could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact our marketing efforts, and affect our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. Our cost-restructuring efforts are helping us to improve our operational excellence and to mitigate the impact of these macroeconomic and geopolitical conditions.

In July 2023, we initiated a restructuring plan to improve our operational cost structure and accelerate the timeline to profitability. This included a workforce reduction of approximately 30%, and the cease use of certain lease office spaces. The Company completed all actions under the 2023 Plan as of December 31, 2023.

Total restructuring costs associated with the 2023 Plan impacted cost of revenue and operating expenses in the condensed consolidated statement of operations. No significant restructuring charges were incurred during the three and nine months ended September 30, 2024.

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

Refer to Note 13 to our condensed consolidated statements for further information on our restructuring charges.

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
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 58% and 56% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and approximately 58% and 54% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.
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
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 25% and 24% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and approximately 25% and 25% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

Product revenue accounted for approximately 17% and 19% of our total revenue for the three months ended September 30, 2024 and 2023, respectively, and approximately 17% and 21% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of September 30, 2024, we had approximately 13.6 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Nine Months Ended September 30,
	2024	2023
Spaces under management	13.6	11.1

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

We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the three and nine months ended September 30, 2024.
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Free subscribers	1,029	816
Paid subscribers	76	71
Total subscribers	1,105	887
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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of September 30, 2024, we had over 1,100,000 subscribers on our platform and approximately 13.6 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the acquisition of VHT (“VHT Acquisition”) completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry while adding marketing services for other vertical markets such as commercial real estate, travel and hospitality, and the retail sector. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.
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

We are particularly focused on acquiring and retaining large enterprise subscribers because of the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that our customer selected Matterport’s digital twin platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of the manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. In November 2023, we announced a new partnership intended to deliver 3D digital twin-powered connectivity solutions for facilities management across industrial automation, smart buildings, and broadband with a leading global supplier of network infrastructure and digitization solutions. We also announced a multi-year partnership with a leading vacation rental management platform to leverage Matterport’s Digital Twin Platform and Capture Services to more efficiently and effectively capture, document and promote each of its listings. In April 2024, we announced our partnership with one of the largest fitness companies in North America to use Matterport’s leading digital twin and photography services to ensure brand consistency across marketing materials for its U.S. franchise locations. In May 2024, we announced that one of the largest banks in North America has leveraged Matterport’s digital twin platform to streamline site visits across its physical footprint. In June 2024, we announced our partnership with the leading innovator of Multiple Listing Service (“MLS”) technology to introduce listing-completion features, automatically populating property data and media assets from digital twins, and leapfrogging the current listing process. As September 30, 2024, many of the Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.

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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, this partnership will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 45% and 44% of our subscription revenues for the three and nine months ended September 30, 2024, respectively. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.

Investing in Research and Innovation for Growth
We continuously evaluate our focus in research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaborating with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of DL and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. In September 2023, we announced the launch of a beta program for the next generation of intelligent digital twins with powerful new capabilities fueled by the Company’s rapid advancements in AI and data science. Customers can access automated measurements, layouts, editing, and reporting capabilities generated from their digital twins. Property Intelligence is now available worldwide. In October 2024, we unveiled a suite of new tools designed to enhance the way professionals design, build, and market properties (“Fall 2024 Release”). Our customers can use these tools to help defurnish a home and generate property descriptions automatically. The Fall 2024 Release included additional new features, such as 3D model merge, field tags, and bill-back processing.
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
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. The offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities. In November 2023, we announced in advance of Autodesk University, a new Computer-Aided Design (“CAD”) file add-on that will enable the simple creation of CAD files directly from Matterport digital twins to speed up design workflows using Matterport. The Matterport CAD file add-on is now available. We achieved AWS IoT competency status in July 2024.
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

Change in Fair Value of Warrants Liability
The private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. As of September 30, 2024, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
Other Income, net
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$25,365	$22,878	$73,535	$63,647
Services	11,085	9,936	31,069	29,324
Product	7,343	7,828	21,277	25,232
Total revenue	43,793	40,642	125,881	118,203
Costs of revenue:
Subscription	8,236	7,379	24,124	21,576
Services	7,445	6,725	21,748	20,978
Product	6,412	6,641	19,337	23,377
Total costs of revenue	22,093	20,745	65,209	65,931
Gross profit	21,700	19,897	60,672	52,272
Gross margin	50%	49%	48%	44%
Operating expenses:
Research and development	15,261	15,577	45,521	52,711
Selling, general, and administrative	50,464	53,719	150,069	164,660
Litigation expense	—	—	95,000	—
Total operating expenses	65,725	69,296	290,590	217,371
Loss from operations	(44,025)	(49,399)	(229,918)	(165,099)
Other income (expense):
Interest income	3,211	1,573	8,098	4,525
Change in fair value of warrants liability	169	513	(895)	564
Other income	2,311	2,669	6,762	5,075
Total other income	5,691	4,755	13,965	10,164
Loss before provision for income taxes	(38,334)	(44,644)	(215,953)	(154,935)
Provision for income taxes	67	110	162	197
Net loss	$(38,401)	$(44,754)	$(216,115)	$(155,132)

Revenues
Total revenue increased by $3.2 million, or 8%, to $43.8 million during the three months ended September 30, 2024, from $40.6 million during the three months ended September 30, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.
Total revenue increased by $7.7 million, or 6%, to $125.9 million during the nine months ended September 30, 2024, from $118.2 million during the nine months ended September 30, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$25,365	$22,878	$2,487	11%	$73,535	$63,647	$9,888	16%
Services	11,085	9,936	1,149	12%	31,069	29,324	1,745	6%
Product	7,343	7,828	(485)	(6)%	21,277	25,232	(3,955)	(16)%
Total revenue	$43,793	$40,642	$3,151	8%	$125,881	$118,203	$7,678	6%
Subscription revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to higher volume of subscription plans from new subscribers, expanded use of the subscription by existing subscribers, and a subscription price increase implemented since the third quarter of fiscal year 2023. Of the $2.5 million increase for the three months ended September 30, 2024, approximately $2.8 million was attributable to the higher volume of subscription plans from new subscribers, partially offset by a decrease of approximately $0.3 million from existing customers during that period. Of the $9.9 million increase for the nine months ended September 30, 2024, approximately $8.2 million was attributable to the higher volume of subscription plans from new subscribers and approximately $1.7 million was attributable to sales to existing customers during that period.
Services revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase was primarily attributable to increased sales of capture services and up-scaled add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decrease was primarily due to lower sales volume of our Pro2 and Pro3 cameras.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of license revenue, cost of services revenue and cost of product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$8,236	$7,379	$857	12%	$24,124	$21,576	$2,548	12%
Cost of services revenue	7,445	6,725	720	11%	21,748	20,978	770	4%
Cost of products revenue	6,412	6,641	(229)	(3)%	19,337	23,377	(4,040)	(17)%
Total cost of revenue	$22,093	$20,745	$1,348	6%	$65,209	$65,931	$(722)	(1)%

Total cost of revenue increased for the three months ended September 30, 2024 compared to the same period in 2023, primarily attributable to an increase in subscription services provided and capture services sold, partially offset by a decrease in cost of products revenue. Total cost of revenue decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily attributable to the decrease in cost of products revenue.
Cost of subscription revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily attributable to increased spending in hosting and delivery services for our platform to enhance our processing efficiency and better support our expanding digital twins for subscription services provided.
Cost of services revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily attributable to the increase in volume of the capture services rendered.
Cost of products revenue decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The decrease was primarily attributable to the lower volume of our Pro2 and Pro3 cameras.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross profit	$21,700	$19,897	$60,672	$52,272
Gross margin	50%	49%	48%	44%

Gross margin increased to 50% during the three months ended September 30, 2024 from 49% during the three months ended September 30, 2023, primarily driven by the improved margin in subscription revenue due to cost efficiencies resulting from the 2023 restructuring plan implemented in the second half of fiscal year 2023. Gross margin increased to 48% during the nine months ended September 30, 2024 from 44% during the nine months ended September 30, 2023, primarily driven by the improved margin in subscription revenue due to cost efficiencies resulting from the 2023 restructuring plan implemented in the second half of fiscal year 2023.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$15,261	$15,577	$(316)	(2)%	$45,521	$52,711	$(7,190)	(14)%

Research and development expenses decreased by $0.3 million, or 2%, to $15.3 million and by $7.2 million, or 14%, to $45.5 million for the three and nine months ended September 30, 2024, respectively, from $15.6 million and $52.7 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to a decrease of $0.6 million in restructuring charges from the 2023 restructuring plan implemented in the second half of fiscal year 2023, partially offset by a $0.3 million increase in stock-based compensation. The decrease for the nine months ended September 30, 2024 was primarily attributable to a $3.5 million decrease in salary compensation expenses, a $2.7 million decrease in stock-based compensation, and a $0.6 million decrease in restructuring charges from the 2023 restructuring plan.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$50,464	$53,719	$(3,255)	(6)%	$150,069	$164,660	$(14,591)	(9)%
Selling, general and administrative expenses decreased by $3.3 million, or 6%, to $50.5 million and by $14.6 million, or 9%, to $150.1 million for the three and nine months ended September 30, 2024, respectively, from $53.7 million and $164.7 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to a $5.1 million decrease in professional services as we continue to mitigate our spending and drive efficiency, a $2.1 million decrease in restructuring charges from the 2023 restructuring plan implemented in the second half of fiscal year 2023, and a $1.9 million decrease in personnel-related cost, partially offset by a $4.3 million increase in transaction costs of the planned acquisition, a $0.9 million increase in stock-based compensation, and a $0.9 million increase in marketing programs. The decrease for the nine months ended September 30, 2024 was primarily attributable to a $13.2 million decrease in professional services, a $10.1 million decrease in personnel-related cost, a $3.0 million decrease in stock-based compensation, and a $2.1 million decrease in restructuring charges from the 2023 restructuring plan, partially offset by a $12.2 million increase in transaction costs related to the planned acquisition and a $2.3 million increase in marketing programs.

Litigation Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Litigation expense	$—	$—	$—	100%	$95,000	$—	$95,000	100%
Litigation expense increased for the nine months ended September 30, 2024 compared to the same period in 2023. A former employee and a stockholder of the Company, William J. Brown, filed the initial, the second amended and the third amended complaint in July 2021, September 2021, and September 2022, respectively, for the share transfer restriction of his shares of Class A common stock of Matterport received in connection with the Gores Merger, and for damages as a result of the share transfer restrictions. Information with respect to this item may be found in Note 7 - “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Litigation.” The Company recorded an aggregate legal expense of $95.0 million in our condensed consolidated statement of operations for the nine months ended September 30, 2024.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest income	$3,211	$1,573	$8,098	$4,525
Interest income increased for the three and nine months ended September 30, 2024 compared to the same period in 2023 primarily attributable to interest earned on our cash equivalents, restricted cash, and investments.

Change in Fair Value of Warrants Liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Change in fair value of warrants liability	$169	$513	$(895)	$564
We recognized a decrease in fair value of warrants liability during the three months ended September 30, 2024 and an increase in fair value during the nine months ended September 30, 2024 due to the change in the fair value of our outstanding Private Warrants primarily driven by the underlying stock price and volatility. As of September 30, 2024, there were 1.7 million Private Warrants outstanding.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Other income, net	$2,311	$2,669	$6,762	$5,075
Other income decreased for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to amortization related to investment premiums, net of accretion discounts. Other income increased for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to accretion of discounts, net of amortization related to investment premiums.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Provision for income taxes	$67	$110	$162	$197
For the three and nine months ended September 30, 2024, our provision for income taxes reflects an effective tax rate of (0.2)% and (0.1)%, respectively. Our provision for income taxes for the three and nine months ended September 30, 2023 reflects an effective tax rate of (0.2)% and (0.1)%, respectively. Our effective tax rates for the periods presented differ from the U.S. federal statutory tax rate of 21% primarily due to losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates and stock-based compensation activities.

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

Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding share-based compensation related charges (including share-based payroll tax expense), restructuring charges, acquisition transaction costs related to the planned acquisition, amortization of acquired intangible assets, and litigation expense, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
GAAP loss from operations	$(44,025)	$(49,399)	$(229,918)	$(165,099)
Add back: stock based compensation expense, net	31,445	29,721	93,793	97,281
Add back: restructuring charges	—	3,147	—	3,147
Add back: acquisition-related costs	4,271	—	12,194	—
Add back: amortization expense of acquired intangible assets	443	443	1,329	1,329
Add back: litigation expense	—	—	95,000	—
Non-GAAP loss from operations	$(7,866)	$(16,088)	$(27,602)	$(63,342)

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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(18,635)	$(48,317)
Less: purchases of property and equipment	170	112
Less: capitalized software and development costs	6,846	7,528
Free cash flow	$(25,651)	$(55,957)

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, restricted cash, and marketable securities investment of approximately $405.2 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of U.S. government agency securities, treasury bills, corporate bonds, corporate and other debt securities. On August 14, 2024, the litigation bond related to the Brown case was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. The cash collateral of $95.0 million was classified as restricted cash on the Company’s condensed consolidated financial statements as of September 30, 2024. To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Gores Merger and proceeds from warrant and option exercises for cash.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Cash, cash equivalents, restricted cash, and investments:
Cash and cash equivalents	$63,358	$82,902
Restricted cash	95,182	—
Investments	246,642	340,098
Total cash, cash equivalents, restricted cash, and investments	$405,182	$423,000
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
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments. We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of September 30, 2024, our 12-month lease obligations (through September 30, 2025) totaled approximately $0.5 million. Our non-cancellable purchase obligations as of September 30, 2024 totaled approximately $7.3 million and are due through the year ending December 31, 2026.

Cash Flows

The following table set forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(18,635)	$(48,317)
Investing activities	$92,568	$8,326
Financing activities	$1,644	$2,980
Net Cash Used in Operating Activities
Net cash used in operating activities was $18.6 million for the nine months ended September 30, 2024. This amount primarily consisted of a net loss of $216.1 million, offset by non-cash charges of $96.4 million, and a change in net operating assets and liabilities of $101.1 million. The non-cash charges primarily consisted of $84.8 million of stock-based compensation expense and $17.3 million of depreciation and amortization expense, partially offset by $7.0 million accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in accruals and other liabilities, deferred revenue and accounts payable and a decrease in inventories, accounts receivable, and prepaid expenses and other assets.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $92.6 million for the nine months ended September 30, 2024. This amount primarily consisted of maturities of marketable securities investments of $257.1 million, partially offset by investments in available-for-sale securities of $157.5 million, capitalized software and development costs of $6.8 million, and purchases of property and equipment of $0.2 million.
Net cash provided by investing activities was $8.3 million for the nine months ended September 30, 2023. This amount primarily consisted of maturities of marketable securities investments of $388.2 million, partially offset by investments in available-for-sale securities of $368.1 million, capitalized software and development costs of $7.5 million, consideration paid (net of cash acquired) for business acquisitions of $4.1 million, and purchases of property and equipment of $0.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2024. This amount primarily consisted of $1.6 million of proceeds from the sale of shares through employee equity incentive plans.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), Japan and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of September 30, 2024. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to managing the risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, with sufficient time to allow management to make timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 because of a material weakness in our internal control over financial reporting, as described in further detail below. In light of the material weakness described below, the Company performed additional analyses and other post-evaluation procedures and determined that its consolidated financial statements have been prepared in accordance with U.S.GAAP. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting. Specifically, management determined we did not design and maintain appropriate controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion. The material weakness was determined to have existed as of December 31, 2023, and remains unremediated as of September 30, 2024. While the Company has determined that this material weakness did not result in a misstatement to the Company’s consolidated financial statements, until remediated, this material weakness could result in a misstatement of one or more accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Our remediation plan includes enhancing the design of controls and procedures related to communicating allegations received outside of the whistleblower program to those responsible for oversight of the Company's financial reporting and those charged with governance.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three-month period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their respective costs. Inherent limitations in all control systems include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error, mistake or otherwise. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by an override of the controls by management. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected even with a well conceived and operated control system.

Part II - Other Information
None.
Item 1. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”). On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). The Company recorded an aggregate litigation expense of $95.0 million in its consolidated statement of operations for the nine months ended September 30, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court. Brown filed a notice of cross appeal on August 12, 2024. On August 14, 2024, the litigation bond was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. On September 13, 2024, the Company filed its opening brief with the Delaware Supreme Court. On October 14, 2024, Brown filed its answering brief on appeal and opening brief on cross-appeal. The cash collateral of $95.0 million was classified as restricted cash on the Company’s condensed consolidated financial statements as of September 30, 2024.
Since the Brown judgment, other former Legacy Matterport stockholders have filed similar complaints (the “Post-Brown Complaints”) in the Delaware Court of Chancery alleging that such stockholders were prevented from trading their Matterport shares through invalid transfer restrictions and seeking damages for the harm to the plaintiffs. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. The Company has not yet answered the Post-Brown Complaints. Given the early stage of the cases, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport, Inc. against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous stockholders of Matterport, Inc. (collectively “Hanna and Smith Defendants”) in the Delaware Court of Chancery. The complaint alleges that the issuance of 23,460,000 earn-out shares worth $225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the earn-out shares at the expense of Matterport and its common stockholders. Specifically, the Plaintiffs allege that issuance of the earn-out shares violated the February 7, 2021 Agreement and Gores Merger Agreement pursuant to which Legacy Matterport and Gores Holding VI, a publicly listed special purpose acquisition company, and two Gores subsidiaries merged, providing Legacy Matterport stockholders with shares of the surviving public company which took the name Matterport. The complaint seeks disgorgement of all unjust enrichment by the Hanna and Smith Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. On June 24, 2024, the Plaintiffs filed an amended complaint, which alleges, inter alia, that the members of the Matterport board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the Company’s proposed transaction with CoStar Group, and seeks, among other things, damages, and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action filed a motion for a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite.
On June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., naming Matterport and each member of the Matterport board as defendants (the “Rose Complaint”). The complaint alleged that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 was materially misleading and omitted certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserted violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s board. The complaint sought, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. On August 6, 2024, the Rose Complaint was voluntarily dismissed.

Additionally, on July 9, and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport board as defendants and allege, inter alia, that the notice of special meeting of stockholders and definitive proxy statement on Schedule 14A, dated June 10, 2024 misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaints seek, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. In addition to the Hamilton and Scott Actions, Matterport has received additional demand letters alleging similar deficiencies or omissions regarding the disclosures made in the Registration Statement, and requesting relevant books and records. On July 25, 2024, one such purported Matterport stockholder filed suit in the Delaware Court of Chancery, captioned Layton v. Matterport, Inc., Case No. 2024-0792 (the “Layton Action”). On July 29, 2024, the Delaware Court of Chancery stayed the action at the request of plaintiff’s counsel during the pendency of the CoStar Group Mergers. Matterport notes that: (i) the Hanna Action, the Hamilton Action, the Scott Action, or the Layton Action may be amended; (ii) additional, similar complaints may be filed; or (iii) additional demand letters may be delivered. These events could prevent or delay completion of the Mergers and result in additional costs to Matterport. Matterport believes that the Hanna Action, the Hamilton Action, the Scott Action, the Layton Action and the demand letters are without merit and intends to vigorously defend against them.
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case. On October 7, 2024, the Texas court appointed a technical advisor to assist the court with post-trial motions.
On July 24, 2024, Vinatha Kutagula, the Company’s former Chief Customer Officer, filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging unlawful retaliation and wrongful termination. On September 13, 2024, the Company filed a motion to compel arbitration. On August 30, 2024, the Company received notice that Ms. Kutagula had filed a complaint with the U.S. Department of Labor with similar allegations. The Company responded to the Department of Labor on October 17, 2024.
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
There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2023.

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
Each party’s obligation to consummate the CoStar Group Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the CoStar Group Merger Agreement as of the closing of the CoStar Group Mergers, including, with respect to us, covenants to conduct our business and operations in the ordinary course of business consistent with past practice and to not engage in certain kinds of material transactions prior to closing. In addition, the CoStar Group Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the CoStar Group Merger Agreement). The obligations of the financing parties are subject to a number of customary conditions that must be satisfied prior to the completion of the CoStar Group Mergers. As a result, we cannot assure you that the CoStar Group Mergers will be completed, even though our stockholders approved the CoStar Group Merger Agreement, or that, if completed, the CoStar Group Mergers will be exactly on the terms set forth in the CoStar Group Merger Agreement or within the expected time frame.
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
CoStar Group, Matterport and members of their respective boards of directors are currently and may in the future be parties to various claims and litigation related to the CoStar Group Merger Agreement or the CoStar Group Mergers. One of the conditions to completion of the CoStar Group Mergers is the absence of any injunction, order or award restraining or enjoining, or otherwise prohibiting, the consummation of the CoStar Group Mergers. Accordingly, if any complaint that has been or is subsequently filed challenging the CoStar Group Mergers and a plaintiff is successful in obtaining an order enjoining completion of the CoStar Group Mergers, then such order may prevent the CoStar Group Mergers from being completed, or from being completed within the expected time frame.

For example, on June 3, 2024, a purported Matterport stockholder filed a complaint in the U.S. District Court for the Northern District of California, captioned Andrew Rose v. Matterport, Inc., et al., Case No. 5:24-cv-3313 (the “Rose Action”), naming Matterport and each member of the Matterport Board as defendants. The complaint alleged that CoStar Group’s Form S-4 Registration Statement filed with the SEC on May 21, 2024 was materially misleading and omitted certain purportedly material information relating to the sales process, financial projections of Matterport and CoStar Group, the valuation analyses performed by Qatalyst Partners, and negotiations over the terms of post-transaction employment of certain Matterport employees. The complaint asserted violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board. The complaint sought, among other things, an injunction enjoining consummation of the CoStar Group Mergers, an order directing the individual defendants to issue a new Registration Statement, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. On August 6, 2024, the Rose Complaint was voluntarily dismissed. Additionally, on July 9 and July 11, 2024, purported Matterport stockholders filed complaints in the New York Supreme Court, captioned Hamilton v. Matterport, Inc., et al., Case No. 653458/2024 (the “Hamilton Action”) and Scott v. Matterport, Inc., et al., Case No. 653515/2024 (the “Scott Action”), respectively. These complaints name Matterport and each member of the Matterport Board as defendants and allege, inter alia, that the proxy statement misrepresents or omits certain purportedly material information relating to financial projections for Matterport, the valuation analyses performed by Qatalyst Partners, and potential conflicts of interest faced by Matterport insiders. The complaints assert claims for common law negligent misrepresentation and common law negligence. The complaint seeks, among other things, an injunction enjoining consummation of the CoStar Group Mergers, damages, and an award of plaintiff’s costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees. Additionally, the plaintiffs in an already-pending action in the Delaware Court of Chancery, captioned Hanna, et al. v. Pittman, et al., Case No. C.A. No. 2024-0088-LWW (the “Hanna Action”) have filed an amended complaint, which alleges, inter alia, that the members of the Matterport Board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the CoStar Group Merger Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. The amended complaint sought an injunction to enjoin the stockholder vote relating to the CoStar Group Mergers, and seeks, among other things, damages and an award of plaintiffs’ costs of the action, including reasonable attorneys’ and experts’ fees. The Plaintiffs in the Hanna Action have also filed a motion for a preliminary injunction seeking to enjoin the stockholder vote and a motion for expedited proceedings regarding the motion for a preliminary injunction. On July 11, 2024, the court denied Plaintiffs’ motion to expedite. Additionally, certain purported Matterport stockholders have delivered demand letters (the “Demands”) and a draft complaint alleging similar deficiencies or omissions regarding the disclosures made in the Registration Statement, and/or requesting relevant books and records. On July 25, 2024, one such purported Matterport stockholder filed suit in the Delaware Court of Chancery, captioned Layton v. Matterport, Inc., Case No. 2024-0792 (the “Layton Action”). On July 29, 2024, the Delaware Court of Chancery stayed the action at the request of plaintiff’s counsel during the pendency of the CoStar Group Mergers. Matterport notes that: (i) the Hanna Action, the Hamilton Action, the Scott Action, or the Layton Action may be amended; (ii) additional, similar complaints may be filed; or (iii) additional demand letters may be delivered. These events could prevent or delay completion of the CoStar Group Mergers and result in additional costs to Matterport. Matterport believes that the Rose Action, the Hanna Action, the Hamilton Action, the Scott Action, the Layton Action and the demand letters are without merit and intends to vigorously defend against them. Litigation could be time consuming and expensive, could divert the attention of CoStar Group’s and Matterport’s management away from their regular businesses, and, if adversely resolved against either CoStar Group or Matterport or their respective directors, could have a material adverse effect on CoStar Group’s and Matterport’s respective financial condition.

Risks Related to Our Common Stock

We have identified a material weakness in our internal control over financial reporting and if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, then we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.
As disclosed in Part 1, Item 4 of this Quarterly Report on Form 10-Q, management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that due to the material weakness, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
If we fail to design and maintain effective internal control over financial reporting, there could be material misstatements in our consolidated financial statements that we may not be able to prevent or detect on a timely basis and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could limit our access to capital markets, adversely affect our results of operations and lead to a decline in the trading price of the ordinary shares. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of fraud or misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
As noted in Item 4. Controls and Procedures above, management determined that the Company did not design and maintain effective disclosure controls and procedures due to a material weakness in internal control over financial reporting as the Company did not design and maintain appropriate controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion. Based upon the foregoing, management concluded on November 12, 2024, that this control deficiency constitutes a material weakness that existed as of December 31, 2023, March 31, 2024, June 30, 2024 and remains unremediated as of September 30, 2024. As of the date of this filing, the Company has determined that this material weakness did not result in a misstatement to the Company’s consolidated financial statements.
As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Controls and Procedures of the Form 10-K for the fiscal year ended December 31, 2023 should no longer be relied upon. The Company expects to file an amendment to its Annual Report on Form 10-K (the “Form 10-K/A") for the fiscal year ended December 31, 2023 to include disclosures concerning this material weakness and to indicate that the Company’s disclosure controls and procedures were not effective as of that date. In addition, the Form 10-K/A will include an amended report of our independent registered public accounting firm to reflect an adverse opinion related to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The Form 10-K/A will not contain any revision to the Company’s previously issued consolidated financial statements.
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

MATTERPORT, INC.

Date: November 12, 2024	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)