Form 10-K/A
period 2023-12-31
Matterport, Inc./DE
filed 2024-11-22
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its 2024 annual general meeting are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
Matterport, Inc. (the “Company”)is filing this Amendment No. 1 on Form 10-K/A (this amendment) to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the original filing) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s internal control over financial reporting as of December 31, 2023. The material weakness did not result in a misstatement to the Company’s consolidated financial statements as set forth in the original filing. This amendment is limited in scope to make the following changes to the original filing:
•To amend Part I - Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact that the failure to remediate the material weaknesses could have on our timely and accurate reporting of financial results. We have also updated our “Summary Risk Factor” disclosure to reflect the additional risk factor.
•To amend Part II - Item 8. Financial Statements and Supplementary Data to restate the Report of Independent Registered Public Accounting Firm insofar as it relates to the firm’s opinion solely with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
•To restate Part II - Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures, and to restate Management’s Annual Report on Internal Control Over Financial Reporting, and to describe the Company’s remediation plan for addressing such material weakness.
•To amend Part IV - Item 15. Exhibits and Financial Statement Schedules to include currently dated (i) auditor consent, which is filed herewith as Exhibits 23.1 and (ii) certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.
This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company’s other filings with the SEC subsequent to the original filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the original filing in any way.

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
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K/A to “Matterport,” the “Company,” “we,” “us,” and “our,” and similar terms refer to Matterport, Inc. and its wholly owned subsidiaries following the consummation of the Merger and to Legacy Matterport prior to the consummation of the Merger. References to “GHVI” refer to Gores Holdings VI, Inc. prior to the consummation of the Merger.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K/A, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology, are forward-looking statements. When used in this Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “will,” or “would,” including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K/A and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
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
•our ability to remediate our material weakness, or any other material weakness that we may identify in the future that could result in material misstatements in our financial statements
•our ability to achieve and maintain profitability in the future;
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
•the increasingly competitive environment in which we operate; and
•other factors detailed under the section entitled “Risk Factors” in this Annual Report on Form 10-K/A.
Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
While these forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K/A, except as required by applicable law. For a further discussion of these and other factors that could cause the Company’s future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see Part I. Item 1A “Risk Factors” in this Annual Report on Form 10-K/A. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company (or to third parties making the forward-looking statements).

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report on Form 10-K/A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock and result in a loss of all or a portion of your investment:
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
•We have identified a material weakness in our internal control over financial reporting and if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, then we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.

Part I
Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K/A before making an investment decision regarding our Class A common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. This Annual Report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.
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
This Annual Report on Form 10-K/A includes estimates of the addressable market for our products and services which are based in part on our internal analyses. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report on Form 10-K/A relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to make. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasted in this Annual Report on Form 10-K/A, our business could fail to grow at similar rates.
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
•    the realization of any of the risk factors presented in this Annual Report on Form 10-K/A;
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
As disclosed in Part II, Item 9A of this Annual Report on Form 10-K/A, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that due to the material weakness, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
If we fail to design and maintain effective internal control over financial reporting, there could be material misstatements in our consolidated financial statements that we may not be able to prevent or detect on a timely basis and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could limit our access to capital markets, adversely affect our results of operations and lead to a decline in the trading price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of fraud or misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

Part II
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective design and maintenance of controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. However, management has subsequently determined that a material weakness in internal control over financial reporting related to ineffective design and maintenance of controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia

February 27, 2024, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the penultimate paragraph of Management's Annual Report on Internal Control Over Financial Reporting, as to which the date is November 22, 2024

We have served as the Company's auditor since 2019.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). At the time the Company filed the original filing, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
The Company has reevaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 because of a material weakness in our internal control over financial reporting, as described in further detail below. In light of the material weakness described below, the Company performed additional analyses and other post-evaluation procedures and determined that its consolidated financial statements have been prepared in accordance with U.S. GAAP. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting (as restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In Management’s Annual Report on Internal Control Over Financial Reporting included in the original filing, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
Management has subsequently reevaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not design and maintain appropriate controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion. While the Company has determined that this material weakness did not result in a misstatement to the Company’s consolidated financial statements, until remediated, this material weakness could result in a misstatement of one or more accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of identifying the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated this report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein in Item 8.
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
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K/A.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249312	4.2	10/5/2020

4.2	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.3	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties.	8-K	001-39790	10.1	7/28/2021

10.2	Form of Indemnification Agreement.	8-K	001-39790	10.2	7/28/2021

10.3+	Matterport, Inc. 2021 Incentive Award Plan and related forms of awards agreements.	8-K	001-39790	10.3(a)	7/28/2021

10.4+	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(b)	7/28/2021

10.5+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(c)	7/28/2021

10.6†	Matterport, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39790	10.4	7/28/2021

10.7	Form of Individual Investor Subscription Agreement.	8-K	001-39790	10.1	2/8/2021

10.8	Form of Institutional Investor Subscription Agreement.	8-K	001-39790	10.2	2/8/2021

10.9	Offer Letter, dated November 20, 2018, by and between Matterport, Inc. and R.J. Pittman.	S-4	333-255050	10.6	4/6/2021

10.10	Offer Letter, dated July 28, 2017, by and between Matterport, Inc. and James D. Fay.	S-4	333-255050	10.7	4/6/2021

10.11	Offer Letter, dated January 16, 2020, by and between Matterport, Inc. and Japjit Tulsi.	S-4	333-255050	10.8	4/6/2021

10.12	Offer Letter, dated June 17, 2019, by and between Matterport, Inc. and Jay Remley.	10-K/A	001-39790	10.16	5/18/2022

10.13	Offer Letter, dated November 21, 2022, by and between Matterport, Inc. and Matt Zinn.	10-K	001-39790	10.13	2/28/2023

10.14+	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	8-K	001-39790	10.5	7/28/2021

10.15+	Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.10	4/6/2021

10.16+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.11	4/6/2021

10.17	Matterport, Inc. Executive Severance Plan	8-K	001-39790	10.1	12/15/2022

10.18	Matterport, Inc. Non-Employee Director Compensation Program	S-1	333-258936	10.15	3/18/2022

21.1	List of Subsidiaries.	10-K	001-39790	21.1	2/27/2024

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Matterport, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97	Matterport, Inc. Compensation Recovery Policy	10-K	001-39790	97	2/27/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________
*    Filed herewith

+ Indicates a management contract or compensatory plan.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTERPORT, INC.

Date: November 22, 2024	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)