Form 10-K
period 2024-12-31
Matterport, Inc./DE
filed 2025-02-26
CIK 1819394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock on June 30, 2024, as reported in the Nasdaq Global Market System, was approximately $1.3 billion. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares registrant’s common stock outstanding as of February 24, 2025 was 327,624,104.

BASIS OF PRESENTATION
On July 22, 2021 (the “Gores Closing Date”), we consummated the merger (collectively with the other transactions described in the Gores Merger Agreement, the “Gores Merger”, “Gores Closing”, or “Gores Transactions”) pursuant to an Agreement and Plan of Merger, dated February 7, 2021 (the “Gores Merger Agreement”), by and among Matterport, Inc. (formerly known as Gores Holdings VI, Inc.) (the “Company”), the pre-Merger Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), Maker Merger Sub, Inc. (“Gores First Merger Sub”), a direct, wholly owned subsidiary of the Company, and Maker Merger Sub II, LLC (“Gores Second Merger Sub”), a direct, wholly owned subsidiary of the Company, pursuant to which Gores First Merger Sub merged with and into Legacy Matterport, with Legacy Matterport continuing as the surviving corporation (the “Gores First Merger”), and immediately following the Gores First Merger and as part of the same overall transaction as the Gores First Merger, Legacy Matterport merged with and into Gores Second Merger Sub, with Gores Second Merger Sub continuing as the surviving entity as a wholly owned subsidiary of the Company, under the new name “Matterport Operating, LLC.” Upon the closing of the Gores Merger, we changed our name to Matterport, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Gores Merger, “Gores” refers to the Company prior to the Gores Merger and “Legacy Matterport” refers to Matterport, Inc. prior to the Gores Merger.
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “Matterport,” the “Company,” “we,” “us,” and “our,” and similar terms refer to Matterport, Inc. and its wholly owned subsidiaries following the consummation of the Gores Merger and to Legacy Matterport prior to the consummation of the Gores Merger. References to “GHVI” refer to Gores Holdings VI, Inc. prior to the consummation of the Gores Merger.
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

The consummation of the CoStar Group Mergers are subject to various conditions, including, among others, (i) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) absence of any law or order prohibiting the CoStar Group Mergers, (iii) the accuracy of the parties’ respective representations and warranties in the CoStar Group Merger Agreement, (iv) compliance and performance by the parties with their respective covenants in the CoStar Group Merger Agreement in all material respects, and (v) the absence of a material adverse effect (as defined in the CoStar Group Merger Agreement) with respect to Matterport or CoStar Group on or after the date of the CoStar Group Merger Agreement.

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively, and the waiting period has expired. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the transaction and expect that the transaction will be completed in the first quarter of 2025, subject to the satisfaction or waiver of the other closing conditions specified in the CoStar Group Merger Agreement. If the transaction is consummated, the Common Stock will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The CoStar Group Merger Agreement contains termination rights for either or each of CoStar Group and the Company, including if the consummation of the CoStar Group Mergers does not occur on or before January 21, 2025, subject to three extensions of three months if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived. The Company and CoStar agreed to the first three month extension on January 21, 2025. The Merger Agreement requires the CoStar Group to pay an $85 million fee to the Company in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “will,” or “would,” including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
•the inability to consummate the proposed transaction with CoStar Group within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or to satisfy the other conditions to the consummation of the proposed transaction with CoStar Group;
•the risk that the proposed transaction with CoStar Group disrupts Matterport’s current plans and operations or diverts management’s attention from its going business;
•the effects of the proposed transaction with CoStar Group on Matterport’s business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Matterport does business;
•the risk that Matterport’s stock price may decline significantly if the proposed transaction with CoStar Group is not consummated;
•the nature, costs and outcome of any legal proceedings related to the proposed transactions;
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
•We are and may be involved from time to time in other lawsuits and litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
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
•If we are unable to remediate identified material weaknesses or if additional material weaknesses are identified, we may not be able to accurately or timely report our financial position or results of operations, or prevent misstatements due to fraud or error.
Risk Factors Related to the Proposed CoStar Group Mergers:
•The proposed CoStar Group Mergers are subject to the satisfaction of closing conditions, including government approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
•We may not complete the proposed CoStar Group Mergers within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
•We will be subject to various business uncertainties while the CoStar Group Mergers are pending that may cause disruption.
•The CoStar Group Merger Agreement may be terminated under various circumstances, including in connection with a superior proposal, and we would incur fees and expenses in connection with such termination.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the CoStar Group Mergers.
•Litigation challenging the CoStar Group Mergers may increase costs and prevent the CoStar Group Mergers from being completed within the expected timeframe, or from being completed at all.

Part I
Item 1. Business
Our Company
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California. Matterport’s website address is www.matterport.com.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 50.7 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI’) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
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
Our offerings include software subscription, services and product hardware. As of December 31, 2024, our subscriber base included many of the Fortune 1000 companies, with less than 10% of our total subscription revenue generated from our top 10 subscribers.
Our Industry and Market Opportunity
We estimate our current serviceable addressable market includes approximately 1.3 billion spaces worldwide, primarily from the real estate and travel and hospitality sectors. With approximately 14.1 million spaces under management in our spatial data library as of December 31, 2024, we are continuing to penetrate the global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than 4 billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity. We believe that as Matterport’s unique spatial data library and property data services continue to grow, this opportunity could increase to more than $1 trillion based on the size of the building stock and the untapped value creation available to buildings worldwide.

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
Genesis
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
Extensible Platform Ecosystem
Matterport offers the largest and most accurate library of spatial data in the world, with, as of December 31, 2024, approximately 14.1 million spaces under management and approximately 50.7 billion captured square feet. The versatility of our spatial data platform and extensive enterprise software development kit and application programming interfaces (“APIs”) has allowed us to develop a robust global ecosystem of channels and partners that extend the Matterport value proposition by geography and vertical market. We intend to continue to deploy a broad set of workflow integrations with our partners and their subscribers to promote an integrated Matterport solution across our target markets. We are also developing a third-party software marketplace to extend the power of our spatial data platform with easy-to-deploy and easy-to-access Matterport software add-ons. The marketplace enables developers to build new applications and spatial data mining tools, enhance the Matterport 3D experience, and create new productivity and property management tools that supplement our core offerings. These value-added capabilities created by third-party developers enable a scalable new revenue stream, with Matterport sharing the subscription and services revenue from each add-on that is deployed to subscribers through the online marketplace. The network effects of our platform ecosystem contribute to the growth of our business, and we believe that it will continue to bolster future growth by enhancing subscriber stickiness and user engagement.
Examples of Matterport add-ons and extensions include:
•Add-ons: Encircle (easy-to-use field documentation tools for faster claims processing); WP Matterport Shortcode (free Wordpress plugin that allows Matterport to be embedded quickly and easily with a Matterport shortcode), WP3D Models (WordPress + Matterport integration plugin); Rela (all-in-one marketing solution for listings); CAPTUR3D (all-in-one Content Management System that extends value to Matterport digital twins); Private Model Embed (feature that allows enterprises to privately share digital twins with a large group of employees on the corporate network without requiring additional user licenses); Views (new workgroup collaboration framework to enable groups and large organizations to create separate, permissions-based workflows to manage different tasks with different teams); Guided Tours and Tags (tool to elevate the visitor experience by creating directed virtual tours of any commercial or residential space tailored to the interests of their visitors); integration with Autodesk (allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build); and an integration with Amazon Web Services (“AWS”) IoT TwinMaker to enable enterprise customers to seamlessly connect IoT data into visually immersive and dimensionally accurate Matterport digital twins.
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
•Invest in research and development. We continuously evaluate our focus on research and development to improve Cortex, expand our solutions portfolio, and support seamless integration of our platform with third-party software applications. We plan to concentrate on in-house innovation and expect to consider acquisitions on an opportunistic basis. Since the launch of Matterport for iPhone, we have been continuously developing a robust pipeline of new product releases, including releasing the Android Capture app, collaborating with Facebook AI (now known as Meta) to release the world’s largest dataset of 3D spaces, and launching Notes and Matterport for Mobile. In February 2023, we launched Digital Pro, an all-in-one marketing solution for real estate agents. Digital Pro combines the innovation of Matterport’s 3D digital twin technology with integrated marketing and content production services to create the industry’s most affordable, comprehensive marketing package to help real estate professionals manage more listings and sell homes faster. In June 2023, we announced Genesis, a new initiative that aims to deliver generative AI across its digital twin platform for customers looking to bolster the efficiency and profitability of their property portfolios worldwide. Genesis combines Matterport’s stable of DL and computer vision innovations, including Cortex AI and Property Intelligence, with generative AI to deliver a new generation of digital twins. Combining generative AI and property insights, Matterport’s digital twin platform aims to reshape the real estate landscape, optimizing interior design, space utilization, energy efficiency, safety, and accessibility while transforming property marketing strategies. In September 2023, we announced the launch of a beta program for the next generation of intelligent digital twins with powerful new capabilities fueled by the Company’s rapid advancements in AI and data science. Customers can access automated measurements, layouts, editing, and reporting capabilities generated from their digital twins. Property Intelligence is now available worldwide. In October 2024, we unveiled a suite of new tools designed to enhance the way professionals design, build, and market properties (“Fall 2024 Release”). Our customers can use these tools to help defurnish a home and generate property descriptions automatically. The Fall 2024 Release included additional new features, such as 3D model merge and bill-back processing. While we plan to concentrate on in-house innovation, we may also pursue acquisitions of products, teams and technologies on an opportunistic basis to further expand the functionality of and use cases for our platform. Our philosophy is to adopt a long-term perspective in the evaluation of acquisition opportunities in order to ensure sustainable value creation for our customers.
•Expand partner integrations and third-party developer platform. We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. The offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities. We achieved AWS IoT competency status in July 2024. In December 2024, we achieved AWS Manufacturing and Industrial Competency and AWS Energy Competency status within the Health, Safety, Environment category.
Our Subscribers
We primarily sell to enterprises, ranging from Fortune 100 companies to small- and medium-sized businesses. Our subscriber base is global and spans numerous categories, as we have expanded beyond the residential and commercial real estate verticals to AEC, travel and hospitality, repair and insurance, and industrial, facilities and retail. As of December 31, 2024, we served over 1.1 million subscribers across these verticals, and we are building significant market share in each of them. We have long-standing relationships with many of the largest companies in these industries. The biggest companies in each of the verticals we serve represent up to billions of square feet of property that could become part of Matterport’s global spatial data library. We expect our global subscriber base to continue to grow as Matterport continues to establish itself as the digital standard of the built world and an integral component of managing a building’s lifecycle.

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
•Online direct sales and downloads. We are increasing our investment across our online distribution channel to make it easy and frictionless for our subscribers to get started and grow with Matterport. Our software, a variety of subscription plans, and multiple capture device options are available online for purchase today. Our smart-phone capture solution requires just a simple app download and free account sign up to get started, enabling enterprises, small businesses and individual property owners to experience the Matterport solution in just minutes.
•Direct sales. With sales teams distributed across the United States, Europe and Asia, we strive to increase adoption among large enterprise subscribers across various end markets, including residential and commercial real estate, facilities management, retail, AEC, insurance and repair, and travel and hospitality. Matterport’s direct sales teams have domain expertise in specific industries to address the unique needs of our subscribers. We also have a dedicated technical support team that works closely with subscribers to ensure that the Matterport application programming interface can be integrated seamlessly with each enterprise system.
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
•Open ecosystem. Creating an open ecosystem for our platform is increasingly key to our strategy. An open ecosystem enables enterprises from various verticals to run on top of Matterport’s spatial data layer. Additionally, developers and partners can tap into our APIs and incorporate Matterport into their own workflows.
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
As of December 31, 2024, we had 79 issued and 56 pending patent applications and 75 issued trademarks and 5 pending trademark applications.

Employees and Human Capital Resources
Our employees are critical to our success. Our employees are guided by our mission to fundamentally improve the way people understand and interact with the physical world. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible. We proactively seek feedback and guidance from our employees (Matterpeeps), whom we see as our partners in building a strong culture. As of December 31, 2024, we had 455 full-time employees. We also engage consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.
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

Diversity and Inclusion. We are committed to cultivating a diverse and inclusive workplace rooted in trust, fairness, empathy, respect, transparency and accountability. We seek diversity at all levels across the organization, including the representation of women and minorities in leadership positions and to track our efforts, we have built a diversity and inclusion dashboard, monitoring training and promotions. We provide diversity and inclusion training courses to all employees and aim to develop our existing talent through our talent development program for underrepresented groups entitled EMERGE (Elevating Matterpeeps’ Empowerment, Retention, Growth, and Excellence). Participants learn from internal and external thought leaders in robust sessions outlining the importance of mentorship, choosing the right allies, elevating their executive presence, demonstrating achievements effectively, and much more. To promote an inclusive workplace, our eight Employee Resource Groups hold robust discussions and build community through panels and other activities that are reflective of their various heritage months and holidays. We believe diversity and inclusion foster a collaborative culture, which fuels our vision to make every space more valuable and accessible.

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

Environmental, Social, and Governance
While Matterport is in the early stages of our Environmental, Social, and Governance (“ESG”) journey, we have always been mindful of our responsibility to act in an environmentally and socially conscious manner and are committed to continuous improvement. We published our latest annual ESG report in August 2024 for the third consecutive year and have named an internal ESG subcommittee responsible for stakeholder input and alignment, and the development of our sustainability targets. Our holistic approach to ESG aspires to have a positive impact on the planet, the people whose lives we touch, and our bottom line. We continued to assess our ESG data and leverage our internal ESG subcommittee responsible for stakeholder input and alignment to further develop our ESG targets. As part of our focus to deliver strong financial results in a way that respects our employees and the environments and communities in which we operate, we consider ESG stakeholder viewpoints when evaluating investment and operational decisions, including our ESG strategy and material topics. Pursuant to our latest ESG report, we established our first ESG targets, reflecting our ongoing commitment to reduce our environmental impact, drive systemic change, and make the world a better place for future generations. To ensure we follow best practices, our reporting is aligned with the requirements of leading ESG frameworks, including the Sustainability Accounting Standards Board (“SASB”).
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
We have invested substantial time and resources in building our team and our culture. Employee Resource Groups, a platform for Courageous Discussions, company wide recognition and celebrations of important cultural events, and an open forum to ask questions of leadership are all important aspects of our culture.
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
In addition, our products are subject to export regulations that can involve significant compliance and administrative time to address. In recent years, the United States government has a renewed focus on export matters. Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. Changes in government and economic policies, such as significant trade disruption or the establishment or increase of any tariffs may also impact our production, sales, cost structure and the competitive landscape and we will continue to adjust accordingly to such developments.
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
We incurred net losses of approximately $256.6 million, $199.1 million, and $111.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $1,035.1 million. We believe we will continue to incur operating and net losses at least for the near term. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of spatial data and the use of our platform by commercial and individual consumers, which may not occur at the levels we currently anticipate or at all.
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
Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Such disruptions could adversely affect our business if we are not able to meet customer demands. In addition, some of our suppliers are located in China. Our access to suppliers in China may be limited or impaired as a result of tariffs, including those that have been recently introduced by the current U.S. administration, or other government restrictions in response to geopolitical factors. We have used alternative suppliers and alternative parts from time to time to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, new product launches or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.

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

In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. As we have suppliers in China and Taiwan, our business, operations, and supply chain could be materially and adversely impacted by political, economic or other actions from China or Taiwan, or changes in China-Taiwan relations that impact their economies. Tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from mainland China, including those that have been recently introduced by the current U.S. administration, as well as other business restrictions. Tariffs increase the cost of our products and the components that go into making them. These increased costs can adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

In addition, we continue to monitor any adverse impact that the ongoing war in Ukraine and the institution of sanctions against Russia by the United States, the Israeli-Palestinian military conflict, and other potential geopolitical tensions may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. The war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact on our marketing efforts, and effects on our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. To the extent that increased political tensions between China and Taiwan, the war in Ukraine, or the Israeli-Palestinian military conflict may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business, results of operations, and financial condition.

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

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs (including those introduced by the current U.S. administration) and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors.

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

Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, recession, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as a significant trade disruption or the establishment or increase of any tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending in general and negatively affect the rate of growth of our business.
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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, and global supply chain constraints. Our business is impacted by both consumer and business spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer purchases of our products and services, which could impact our revenue growth and other business and operating results. Additionally, if significant portions of our workforce are unable to work effectively in our remote-first working environment, then our operations will be negatively impacted. The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.

We incur increased costs and administrative burden as a result of operating as a public company, and our management devotes substantial time to maintaining compliance.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs may increase our net loss and comprehensive loss.

It may also be more expensive to obtain director and officer liability insurance. We cannot always predict or estimate the amount or timing of additional costs the Company may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs may require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Furthermore, if any issues in complying with the above requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiencies in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”). On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). The Company recorded an aggregate litigation expense of $95.0 million in its consolidated statement of operations for the year ended December 31, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court. Brown filed a notice of cross appeal on August 12, 2024. On August 14, 2024, the litigation bond was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. On September 13, 2024, the Company filed its opening brief with the Delaware Supreme Court. On October 14, 2024, Brown filed its answering brief on appeal and opening brief on cross-appeal. On November 13, 2024, the Company filed its reply brief on appeal and answering brief on cross-appeal. On November 25, 2024, Brown filed his reply brief on cross-appeal. Oral argument on the appeal was heard on February 26, 2025. The cash collateral of $95.0 million was classified as restricted cash on the Company’s consolidated financial statements as of December 31, 2024.
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
As part of our normal business activities, we collect, store, retain, process, transmit, and use data, some of which contains personal information. As such, we are subject to various federal, state, and foreign laws and regulations, industry standards, and other legal obligations regarding data privacy and security matters. In addition, these existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. The legislative and regulatory landscape will be even more complex in 2025 as some countries work to implement laws recently finalized — such as India's Personal Data Protection Law — while others launch or continue discussions around potential privacy legislation. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, standards, and regulatory guidance relating to data privacy and security in the jurisdictions in which we operate. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, regulatory guidance, industry standards, or other legal obligations relating to data privacy or security could adversely affect our reputation, results of operations or financial condition, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, storage, retention, transmission, use, security, transfer, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
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

Lastly, the global landscape of artificial intelligence (AI) legislation and regulation is rapidly evolving as governments and regulatory bodies seek to balance innovation with ethical considerations, privacy, security, and accountability. In the European Union, the Artificial Intelligence Act represents a comprehensive effort to regulate AI, focusing on risk-based categories and setting strict requirements for high-risk applications. The United States, while lacking a unified federal framework, has seen regulatory guidance from agencies like the National Institute of Standards and Technology (NIST) and sector-specific policies addressing AI's ethical use. China has also introduced regulations aimed at enhancing data security and the ethical development of AI, emphasizing the importance of controlling AI's social impacts. Elsewhere, countries like the United Kingdom, Canada, and Australia are developing frameworks that address AI governance, ethics, and safety standards. As global AI regulations continue to evolve and expand, legislation could impose significant compliance costs and operational challenges on our business. Should we fail to adhere to these emerging standards and requirements, we could face legal penalties, operational restrictions, and potentially severe reputational damage. This evolving regulatory landscape underscores the importance of proactive compliance and strategic planning to mitigate risks associated with AI deployment, ensuring that our business operations remain resilient and competitive in a rapidly changing legal environment.

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
Technology companies are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, the holders of intellectual property rights have previously and may in the future assert their rights and urge us to take licenses, and/or bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or other legal demands by such third parties. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching business resolutions that are satisfactory to us. In addition, if we are determined to have infringed, or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services, and/or to establish and maintain alternative branding. Any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. To the extent that our subscribers and business partners become the subject of allegations or claims regarding the infringement or misappropriation of intellectual property rights related to our products and services, we have previously and may in the future be required to indemnify such subscribers and business partners. For example, we are currently indemnifying our client Redfin Corporation in a lawsuit brought by Appliance Computing III d/b/a Surefield. Specifically, Appliance Computing III d/b/a Surefield has asserted that Redfin’s use of our 3D-Walkthrough technology infringes four patents. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case. On October 7, 2024, the Texas court appointed a technical advisor to assist the court with post-trial motions. On February 20, 2025, the Texas court denied Surefield’s post-trial motions seeking to reverse the jury verdict.
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
As of December 31, 2024, we had $394.2 million of U.S. federal and $233.8 million of state net operating loss carryforwards available to reduce future taxable income. Certain of these carryforwards may be carried forward indefinitely for U.S. federal tax purposes, while others are subject to expiration beginning in 2031. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. The federal and state net operating loss carryforwards and certain other attributes, such as research tax credits, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of U.S. state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” would occur if the percentage of our equity interests held by one or more of our “5-percent shareholders” (as such term is used in Section 382 of the Code) increased by more than 50 percentage points over the lowest percentage of our equity held by such 5-percent shareholders at any time during the relevant testing period (usually three years). Similar rules may apply under state tax laws. We have not undertaken an analysis of whether the Gores Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Gores Merger (as defined herein) or other transactions. As of December 31, 2024, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.
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

Management evaluated the terms of the warrants issued, including the private placement warrants (“Private Placement Warrants”) and the publicly-traded warrants (“Public Warrants,” together with the Private Placement Warrants, the “Warrants”) in accordance with ASC 815, Derivatives and Hedging. Only 1.7 million Private Placement Warrants to purchase common stock remained outstanding as of December 31, 2024. We concluded that the Warrants are accounted for as a derivative liability and that derivative liability was recorded at fair value at their initial fair value on the date of issuance, and at the earlier of each balance sheet date, or the exercised or redemption date thereafter, as determined based upon a valuation report obtained from an independent third-party valuation firm. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For example, for the year ended December 31, 2024, we recognized non-cash losses on the change in fair value of approximately $0.8 million on the Warrants. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and/or our financial results.
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
As disclosed in Part II, Item 9A of this Annual Report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that due to the material weakness, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Completion of the CoStar Group Mergers is subject to a number of closing conditions, including the absence of any law or order prohibiting the CoStar Group Mergers and other customary closing conditions. We can provide no assurance that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the timing of the completion of the CoStar Group Mergers. Any adverse consequence of the pending CoStar Group Mergers could be exacerbated by any delays in completion of the CoStar Group Mergers or a termination of the CoStar Group Merger Agreement.
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
•If the CoStar Group Mergers are not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the CoStar Group Mergers will be completed.
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

Security Leadership and Function Team: Our Chief Technology Officer (“CTO”) oversees our Security organization, which is a team of people dedicated to keeping company and personal information and systems safe from unauthorized alteration, disclosure, destruction and intrusion. Our Security Steering Committee is made up of our CTO, members of our Information Security Team, and key individuals depending on the risk being addressed. The Security Steering Committee meets quarterly to review security risks and discuss upcoming priorities. The CTO, in coordination with the Security Steering Committee, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats, lower risk of a cybersecurity incident, and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. We continue to invest in enterprise-grade certification of our practices. In the event of an incident, we intend to follow our detailed incident response protocol, which outlines the steps to be followed from incident detection, investigation, mitigation, recovery and communication including notifying functional areas, senior leadership and the Board, as appropriate.

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
Item 2. Properties
Matterport’s corporate headquarters are located at 352 East Java Drive, Sunnyvale, California 94089, where we occupy approximately 13,822 square feet of leased office space, excluding leases we have ceased to use. Our original lease of this facility expires in February 2025, and we entered an amendment to extend the facility for six months until August 31, 2025. We believe the existing facilities are in good operating condition and adequate to meet our existing needs.

Item 3. Legal Proceedings
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”). On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). The Company recorded an aggregate litigation expense of $95.0 million in its consolidated statement of operations for the year ended December 31, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court. Brown filed a notice of cross appeal on August 12, 2024. On August 14, 2024, the litigation bond was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. On September 13, 2024, the Company filed its opening brief with the Delaware Supreme Court. On October 14, 2024, Brown filed its answering brief on appeal and opening brief on cross-appeal. On November 13, 2024, the Company filed its reply brief on appeal and answering brief on cross-appeal. On November 13, 2024, Brown filed his reply brief on cross-appeal. Oral argument on the appeal was heard on February 26, 2025. The cash collateral of $95.0 million was classified as restricted cash on the Company’s consolidated financial statements as of December 31, 2024.
Since the Brown judgment, other former Legacy Matterport stockholders have filed similar complaints (the “Post-Brown Complaints”) in the Delaware Court of Chancery alleging that such stockholders were prevented from trading their Matterport shares through invalid transfer restrictions, and seeking damages for the harm to the plaintiffs. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. On November 26, 2024, Schmitt amended his complaint to bring a class action on behalf of former members of Matterport, Inc. who did not receive their shares immediately following the closing of Gores Transaction. On December 6, 2024, the Burdi-Dumas complaint was amended to include a second plaintiff, Janet Day, and additional claims. On February 7, 2025, the plaintiffs in the post-Brown Complaints provided the Company with a proposed order consolidating the complaints described below with Schmitt being the lead plaintiff. The Company has not yet answered the Post-Brown Complaints. Given the early stage of the cases, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.

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

On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case. On October 7, 2024, the Texas court appointed a technical advisor to assist the court with post-trial motions. On February 20, 2025, the Texas court denied Surefield’s post-trial motions seeking to reverse the jury verdict.
On July 24, 2024, Vinatha Kutagula, the Company’s former Chief Customer Officer, filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging unlawful retaliation and wrongful termination. On December 11, 2024, the Court granted the Company’s motion to compel arbitration. On August 30, 2024, the Company received notice that Ms. Kutagula had filed a complaint with the U.S. Department of Labor with similar allegations. The Company responded to the Department of Labor on October 17, 2024. On January 31, 2025, the Company was informed that Ms. Kutagula submitted a rebuttal to the Department of Labor on November 7, 2024 to which the Company filed a response on February 17, 2025. On December 10, 2024, the Company received notice that Ms. Kutagula had filed a discrimination complaint with the California Civil Rights Department and the U.S. Equal Employment Opportunity Commission (EEOC). The Company submitted its response on January 20, 2025.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Current executive officers and key employees of the Company, their ages, current positions and business experience are as follows:

Name	Age	Position
Executive Officers
R.J. Pittman	55	Chief Executive Officer and Chairman
James D. Fay	51	Chief Financial Officer
Peter Presunka	67	Chief Accounting Officer
Jay Remley	54	Chief Revenue Officer
Japjit Tulsi	49	Chief Technology Officer
Matthew Zinn	60	Chief Legal Officer
Key Employees
Jean Barbagelata	64	Chief People Officer
David Gausebeck	48	Chief Scientist

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

James D. Fay. Mr. Fay serves as Chief Financial Officer of Matterport. Mr. Fay has served as Matterport’s Chief Financial Officer since July 2021 and served as the Chief Accounting Officer from October 2021 until December 2021, and Mr. Fay previously served as Chief Financial Officer of Legacy Matterport since September 2017. Mr. Fay has more than 25 years of experience as a globally-focused senior executive, lawyer and advisor for venture-backed and public technology companies and is responsible for Matterport’s financial management and strategy, as well as legal and information technology matters. Prior to joining Matterport, Mr. Fay served as the Chief Financial Officer of View from September 2013 to September 2017, where he was responsible for managing financial, legal, human resources and other operational matters. Mr. Fay also served as Chief Financial Officer and General Counsel of NeoPhotonics Corporation from January 2009 to September 2013. Mr. Fay served as a strategic advisor to Sierra Instruments from March 2016 to May 2019 and as an advisory board member of Top Time Corp. from September 2006 to February 2018. On October 22, 2024, Mitek Inc. announced the appointment of Mr. Fay to its Board of Directors. Mr. Fay holds a B.A. in International Business and a B.A. in French Language from North Central College, and a J.D. from Harvard Law School.

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

Jay Remley. Mr. Remley serves as Chief Revenue Officer of Matterport. Mr. Remley has served as Matterport’s Chief Revenue Officer since July 2021, and previously served as Chief Revenue Officer of Legacy Matterport since July 2019. Mr. Remley has more than 20 years of business development, sales and operations experience. He has built and led global go-to-market teams from startups to Fortune 100 companies. Mr. Remley served as the Chief Revenue Officer of PredictSpring Inc. from January 2018 to October 2018 and prior to that spent nearly eight years at Google LLC in various executive roles, including the Global Director for Google Cloud, where he led regional and global business teams across Google Commerce and Google Cloud, and served as Global Director of Google Maps. Prior to Google, Jay served as the Vice President of Product Management and Business Development at Seagate Technology, from September 2008 to June 2010, where he led global sales operations before establishing and building the Seagate SaaS business. Mr. Remley has served as the Chairman of the Board of Directors of the Lupus Foundation of Northern California since 2007 and serves as an executive advisor to AMPEL BioSolutions, LLC and DxTerity. Mr. Remley holds a B.S. in Aviation from San Jose State University and an M.B.A. in Operations Management Information Systems from Santa Clara University.

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
Holders of Record
As of February 24, 2025, there were approximately 327,624,104 shares of common stock outstanding with 141 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 24, 2025, there were approximately 1,707,886 private warrants to purchase common stock outstanding, with 8 holders of record, respectively.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Prior to the Gores Merger, GHVI had not paid any dividends on its common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing business conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
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
The following graph compares the cumulative total stockholder return on our shares, the Russell 2000 Index, and the S&P Small Cap 600 Index. The graph assumes that $100 was invested in our MTTR shares, the Russell 2000 Index, and the S&P Small Cap 600 Index on February 2, 2021 and calculates the annual return through December 31, 2024. The stock price performance on the following graph is not necessary indicative of future stock price performance.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2020
Feb 28, 2021
Apr 30, 2021
Jun 30, 2021
Aug 31, 2021
Oct 31, 2021
Dec 31, 2021
Feb 28, 2022
Apr 30, 2022
Jun 30, 2022
Aug 31, 2022
Oct 31, 2022
Dec 31, 2022
Feb 28, 2023
Apr 30, 2023
Jun 30, 2023
Aug 31, 2023
Oct 31, 2023
Dec 31, 2023
Feb 29, 2024
Apr 30, 2024
Jun 30, 2024
Aug 31, 2024
Oct 31, 2024
Dec 31, 2024
Date
Matterport (MTTR-US)
Russell 2000 (RUT-USQ)
S&P Small Cap 600 (SML-E)

Company/Index	01/01/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Matterport, Inc.	$100	195	26	25	45
S&P Small Cap 600	$100	125	103	118	126
Russell 2000	$100	114	89	103	113
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Matterport’s management believes is relevant to an assessment and understanding of Matterport’s consolidated results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2024, 2023, and 2022 and the accompanying notes, and other financial information included elsewhere within this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon Matterport’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and other disclosures included in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “the Company” or “Matterport” refer to the business of Matterport, Inc., a Delaware corporation, and its subsidiaries.
Overview
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California. Matterport’s website address is www.matterport.com.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 50.7 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI”) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
The world is rapidly moving from offline to online. Digital transformation has made a powerful and lasting impact across every business and industry today. Nevertheless, the global building stock remains largely offline today, and we estimate that less than 0.1% is penetrated by digital transformation. We were among the first to recognize the increasing need for digitization of the built world and the power of spatial data, the unique details underlying buildings and spaces, in facilitating the understanding of buildings and spaces. With approximately 14.1 million spaces under management as of December 31, 2024, we are continuing to penetrate the estimated $327 trillion global building stock and expand our footprint across various end markets, including residential and commercial real estate, facilities management, retail, architecture, engineering and construction (“AEC”), insurance and repair, and travel and hospitality. We estimate our total addressable market to be more than four billion buildings and 20 billion spaces globally, yielding a more than $240 billion market opportunity.
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
•Driven by spatial data: Cortex uses the breadth of the billions of data points we have accumulated over the years to improve the 3D accuracy of our digital twins. Our sophisticated algorithms also deliver significant commercial value to our subscribers by generating data-based insights that allow them to confidently make assessments and decisions about their properties. With approximately 14.1 million spaces under management as of December 31, 2024, our spatial data library is the clearinghouse for information about the built world.
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

The consummation of the CoStar Group Mergers are subject to various conditions, including, among others, (i) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) absence of any law or order prohibiting the CoStar Group Mergers, (iii) the accuracy of the parties’ respective representations and warranties in the CoStar Group Merger Agreement, (iv) compliance and performance by the parties with their respective covenants in the CoStar Group Merger Agreement in all material respects, and (v) the absence of a material adverse effect (as defined in the CoStar Group Merger Agreement) with respect to Matterport or CoStar Group on or after the date of the CoStar Group Merger Agreement.

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the CoStar Group Mergers. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively, and the waiting period has expired. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the transaction and expect that the transaction will be completed in the first quarter of 2025, subject to the satisfaction or waiver of the other closing conditions specified in the CoStar Group Merger Agreement. If the CoStar Group Mergers are consummated, the Common Stock will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The CoStar Group Merger Agreement contains termination rights for either or each of CoStar Group and the Company, including if the consummation of the CoStar Group Mergers does not occur on or before January 21, 2025, subject to three extensions of three months if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived. The Company and CoStar agreed to the first extension on January 21, 2025. The Merger Agreement requires the CoStar Group to pay an $85 million fee to the Company in the event the Merger

Table of Content
Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction.
Impacts of Macroeconomic and Geopolitical Conditions and Other Factors on our Business

We are being impacted by uncertain macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, slowing of economic activity around the globe, a significant trade disruption or the establishment or increase of any tariffs, unstable global credit markets and financial conditions, in part due to rising interest rates, and cautious consumer spending. In addition, the escalating tensions between Taiwan and China, the war in Ukraine and the Israeli-Palestinian military conflict have further increased existing global economic challenges, including supply chain, logistics, and inflationary challenges. Such global or regional economic and political conditions adversely affect demand for our products. These conditions could have an impact on our suppliers, causing increases in cost of materials and higher shipping and transportation rates, and as a result impact the pricing of our products. We purchase certain products and key hardware components from a limited number of sources, including in some cases only a single supplier for some products and components, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. The industry-wide global supply chain challenges, including with respect to manufacturing, transportation and logistics, could impact our operational and financial performance adversely, including impacts on our subscribers and their spending habits, could impact our marketing efforts, and affect our suppliers. If macroeconomic and geopolitical conditions do not improve or if they worsen, then our results of operations may be negatively impacted. Our cost-restructuring efforts are helping us to improve our operational excellence and to mitigate the impact of these macroeconomic and geopolitical conditions.

For additional information, Part I Item 1A "Risk Factors.”
In July 2023, we initiated a restructuring plan (the “2023 Plan”) to improve our operational cost structure and accelerate the timeline to profitability. This included a workforce reduction of approximately 30% and the cease use of certain lease office spaces. The Company completed all actions under the 2023 Plan as of December 31, 2023.
Total restructuring costs associated with the 2023 Plan impacted cost of revenue and operating expenses in the consolidated statement of operations. No significant restructuring charges were incurred during the year ended December 31, 2024. Restructuring charges during the year ended December 31, 2023 were as follows (in thousands):

	Severance and Other Personnel Costs	Office Space Reductions	Total
Cost of revenue - Subscription	$5	$—	$5
Cost of revenue - Services	167	—	167
Cost of revenue - Product	183	—	183
Cost of revenue	355	—	355
Research and development	669	274	943
Selling, general, and administrative	2,311	687	2,998
Total restructuring charge	$3,335	$961	$4,296
Refer to Note 14 to our consolidated financial statements for further information on our restructuring charges.

Table of Content
Our Business Model
We generate revenue by selling subscriptions to our AI-powered spatial data platform to customers, selling capture devices (including our Pro3 and Pro2 cameras) and by providing services to customers from our technicians and through in-application purchases. We are focused on driving substantial annual growth in subscription revenue, product and services revenue.
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
Our subscription plans are priced from free to custom plans tailored to meet the needs of larger-scale businesses. Our standard subscription plans for individuals and small businesses range from a free online Matterport account with a single user and a single active space that can be captured with an iPhone or an Android smartphone to multiple-user accounts that provide for the capture of unlimited active spaces. The pricing of our subscription plans increases as the number of users and active spaces increase. The wide variety and flexibility of our subscription plans enable us to retain existing subscribers and grow our subscriber base across diverse end markets, with particular focus on large enterprise subscribers. Subscription revenue accounted for approximately 59%, 55%, and 54% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
The majority of our subscription services are billed either monthly or annually in advance and are typically non-refundable and non-cancellable. Consequently, for month-to-month subscriptions, we recognize the revenue monthly, and for annual or longer subscriptions, we record deferred revenue on our consolidated balance sheet and recognize the deferred revenue ratably over the subscription term.
Services Revenue
Most of our customers are able to utilize the Pro3 Camera, Pro2 Camera or other compatible capture devices to capture digital twins without external assistance, as the camera is relatively easy to configure and requires minimal training. However, our customers sometimes may also request professional assistance with the data capture process. We generate professional services revenue from Matterport Capture Services, a fully managed solution for enterprise subscribers worldwide that require on-demand scheduling of experienced and reliable Matterport professionals to capture their properties. In addition, we derive services revenue from in-app purchases, made by subscribers using our smartphone applications or by logging in to their subscriber account. In July 2022, we completed the acquisition of VHT, Inc., known as VHT Studios (“VHT”), a U.S.-based real estate marketing company that offers brokerages and enterprise digital solutions to promote and sell properties, which expands Matterport Capture Services by bringing together Matterport digital twins with professional photography, drone capture, and marketing services. Services revenue accounted for approximately 24%, 24%, and 20% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Table of Content
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

Product revenue accounted for approximately 17%, 21%, and 26% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, analysts, investors and other industry participants.
Spaces Under Management
We track the number of spaces that have been captured and filed on the Matterport platform, which we refer to as spaces under management, because we believe that the number of spaces under management is an indicator of market penetration and the growth of our business. A space can be a single room or building, or any one contiguous capture of a discrete area, and is composed of a collection of imagery and spatial data that is captured and reconstructed in a dimensionally accurate digital twin of the captured space. For tracking purposes, we treat each captured and filed space as a unique file or model. We have a history of growing the number of our spaces under management and, as of December 31, 2024, we had approximately 14.1 million spaces under management. The scale of our spaces under management allows us to directly monetize each space managed for our paid subscribers as well as increase our ability to offer new and enhanced services to subscribers, which in turn provides us with an opportunity to convert subscribers from free subscription plans to paid plans. We believe our spaces under management will continue to grow as our business expands with our current customers and as we add new free and paid subscribers.
The following chart shows our spaces under management for each of the periods presented (in millions):

	Year ended December 31,
	2024	2023	2022
Spaces under management	14.1	11.7	9.2
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
We believe the number of paid subscribers on our platform is an important indicator of future revenue trends, and we believe the number of free subscribers on our platform is important because free subscribers may over time become paid subscribers on our platform and are therefore another indicator of our future revenue trend. We continue to demonstrate strong growth in the number of free and paid subscribers on our platform as indicated by our results for the year ended December 31, 2024.

Table of Content
The following chart shows the number of our free subscribers, paid subscribers and total subscribers for each of the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Free subscribers	1,078	866	637
Paid subscribers	76	72	64
Total subscribers	1,154	938	701
Square Feet Under Management (SFM)
We chose SFM as a measurement of external growth in our Company’s business, and as an objective that is consistent with statistics tracked in the real estate industry. We track growth in SFM, which is the size of spaces that have been scanned and filed on the Matterport platform, because we believe that the growth of square footage under management is an indicator of market penetration and the growth of our business.
The following chart shows our SFM for each of the periods presented (in millions):

	Year ended December 31,
	2024	2023	2022
SFM	50.7	38.0	28.0

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
Through providing a comprehensive set of solutions from cutting-edge capture technology and high-accuracy digital twins to valuable property insights, our AI-powered platform delivers value across the property lifecycle to subscribers from various end markets, including residential and commercial real estate, facilities management and retail, AEC, insurance and repair, and travel and hospitality. As of December 31, 2024, we had over 1,100,000 subscribers on our platform and approximately 14.1 million spaces under management and we aim to continue scaling our platform and strengthen our foothold in various end markets and geographies to deepen our market penetration. With the acquisition of VHT (“VHT Acquisition”) completed in July 2022, we were able to service more property listings and position ourselves to increase adoption of digital twin technology and expand further into the residential real estate industry. We believe that the breadth and depth of the Matterport platform along with the strong network effect from our growing spatial data library will lead to increased adoption of our solutions across diverse end markets, enabling us to drive further digital transformation of the built world.

Table of Content
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

We are particularly focused on acquiring and retaining large enterprise subscribers because of the significant opportunities to expand our integrated solutions to different parts of an organization and utilize digital twins for more use cases within an organization. In January 2023, we announced that our customer selected Matterport’s digital twin platform and 3D capture technology to build a virtual Operations Center for remote management of over 60 facilities across North America, South America, Europe and Asia. Matterport’s platform creates simulated digital replicas of the manufacturing facilities, where teams can remotely track progress, plan for site changes, and collaborate remotely. In September 2023, we announced our latest collaboration with a leading global provider of construction management software, expanding Matterport’s platform ecosystem support for design and construction management software services. Users can now use features directly within Matterport’s photorealistic 3D digital twins, creating a visual system-of-record for site conditions, centralizing record-keeping and enabling better progress tracking, quality control, and more efficient closeout processes. In November 2023, we announced a new partnership intended to deliver 3D digital twin-powered connectivity solutions for facilities management across industrial automation, smart buildings, and broadband with a leading global supplier of network infrastructure and digitization solutions. We also announced a multi-year partnership with a leading vacation rental management platform to leverage Matterport’s Digital Twin Platform and Capture Services to more efficiently and effectively capture, document and promote each of its listings. In April 2024, we announced our partnership with one of the largest fitness companies in North America to use Matterport’s leading digital twin and photography services to ensure brand consistency across marketing materials for its U.S. franchise locations. In May 2024, we announced that one of the largest banks in North America has leveraged Matterport’s digital twin platform to streamline site visits across its physical footprint. In June 2024, we announced our partnership with the leading innovator of Multiple Listing Service (“MLS”) technology to introduce listing-completion features, automatically populating property data and media assets from digital twins, and leapfrogging the current listing process. As of December 31, 2024, many of the Fortune 1000 companies use Matterport to manage their enterprise facilities, real estate portfolios, factories, offices, and retail locations. We will continue improving our proprietary spatial data library and AI-powered platform to strengthen our long-term relationships and commitments with large enterprise customers streamlining our sales and marketing resources to enhance enterprise adoption of our solutions.
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

Table of Content
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
International Expansion
We are focused on continuing to expand our AI-powered spatial data platform to all corners of the world. Given that the global building stock remains largely undigitized today and with the vast majority of the world’s buildings located outside of the United States, we expect significant opportunities in pursuing the digitization and datafication of the building stock worldwide. We use a “land and expand” model to capitalize on the potential for geographic expansion. We continue to seek to further penetrate our existing geographies in order to add their spatial data to our platform. In June 2023, we partnered with one of the largest value-added distributors (“VAD”), significantly expanding our presence in Latin America. With a network of more than 2,000 resellers, this partnership will provide Matterport’s digital twin solutions to two of the largest property markets in the region, Mexico and Colombia. In July 2023, we partnered with a distributor of global technologies and managed security services to offer Matterport’s digital twin platform to Government, Enterprise and SMB customers out of its offices in the United Arab Emirates, India, Oman, Saudi Arabia, and South Africa. Subscribers outside the United States accounted for approximately 43% of our subscription revenues for year ended December 31, 2024. Given the flexibility and ease of use of our platform and capture device agnostic data capture strategy, we believe that we are well-positioned to further penetrate existing and additional geographies with our existing multiple sales attachment points and a global marketing effort in place.
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

Table of Content
Expanding Partner Integrations and Third-Party Developer Platform
We aim to foster a strong network of partners and developers around our Matterport platform. Through integration with our open, scalable and secure enterprise platform, organizations across numerous industries have been able to automate workflows, enhance subscriber experiences and create custom extensions for high-value vertical applications. In March 2023, we announced a new integration with Autodesk Construction Cloud, a portfolio of software and services that combines advanced technology, a builders network and predictive insights for construction teams, making it easier for project teams using Matterport and Autodesk Build ® to collaborate within critical project management workflows. This new integration allows project stakeholders to enhance the “Request for Information” (RFI) process in Autodesk Build, moving from traditional methods of communication to immersive digital twin technology, powered by Matterport. In April 2023, we announced the general availability of new integrations with IoT TwinMaker, enabling enterprise customers to seamlessly connect Internet of Things (IoT) data into visually immersive and dimensionally accurate Matterport digital twins. Our solution that is integrated with Amazon Web Services (AWS) IoT TwinMaker makes it easier for developers to create digital twins of real-world systems such as buildings, factories, industrial equipment, and production lines. The offering from Matterport supports enterprise digital transformation efforts by providing customers with an efficient and cost-effective solution to remotely optimize building operations, increase production output, improve equipment performance, and increase environmental health and safety at their facilities. In November 2023, we announced in advance of Autodesk University, a new Computer-Aided Design (“CAD”) file add-on that will enable the simple creation of CAD files directly from Matterport digital twins to speed up design workflows using Matterport. The Matterport CAD file add-on is now available. We achieved AWS IoT competency status in July 2024. In December 2024, we achieved AWS Manufacturing and Industrial Competency and AWS Energy Competency status within the Health, Safety, Environment category.
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
Our revenue consists of subscription revenue, services revenue and product revenue.
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
Product revenue — Product revenue consists of revenue from the sale of capture devices, including our Pro3 and Pro2 Cameras, Matterport Axis, and out-of-warranty repair fees. Customers place orders for our products, and we fulfill the orders and ship the devices directly to the customer or, in some cases, we arrange for the shipment of devices from third parties directly to the customer. We recognize product revenue associated with a sale in full at the time of shipment of the product. In some cases, customers prepay for the ordered device and, in other cases we bill the customer upon shipment of the device. Customers purchasing capture devices from us also typically subscribe to the Matterport platform for use with their captured spaces. However, we do not require Pro3 or Pro2 Camera owners to have a subscription when purchasing a

Table of Content
Pro3 and Pro2 Camera. We will also repair Pro3 or Pro2 Cameras for a fee if the nature of the repair is outside the scope of the applicable warranty.
Cost of Revenue
Cost of revenue consists of cost of subscription revenue, cost of services revenue, and cost of product revenue. Restructuring costs are also included in cost of revenue in the individual categories.
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

Table of Content
Change in Fair Value of Warrants Liability
The private warrants are subject to fair value remeasurement at each balance sheet date if outstanding, or upon the time immediately before the exercise or redemption. As of December 31, 2024, there were 1.7 million Private Warrants outstanding. Matterport expects to incur incremental income (expense) in the consolidated statements of operations for the fair value change for the outstanding private warrants liability going forward at the end of each reporting period or through the exercise of such warrants.
Other Income, net
Other income, net consists primarily of accretion of discounts, net of amortization of investment premium.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We record income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
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

Table of Content
RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024, which we specifically incorporated by reference herein.
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenue:
Subscription	$99,590	$87,348	$12,242	14%
Services	41,264	37,621	3,643	10%
Product	28,845	32,779	(3,934)	(12)%
Total revenue	169,699	157,748	11,951	8%
Costs of revenue:
Subscription	32,567	29,007	3,560	12%
Services	28,293	26,643	1,650	6%
Product	25,926	31,608	(5,682)	(18)%
Total costs of revenue	86,786	87,258	(472)	(1)%
Gross profit	82,913	70,490	12,423	18%
Gross margin	49%	45%
Operating expenses:
Research and development	60,931	67,305	(6,374)	(9)%
Selling, general, and administrative	200,836	217,424	(16,588)	(8)%
Litigation expense	95,000	—	95,000	100%
Total operating expenses	356,767	284,729	72,038	25%
Loss from operations	(273,854)	(214,239)	(59,615)	28%
Other income (expense):
Interest income	11,608	6,406	5,202	81%
Change in fair value of warrants liability	(833)	513	(1,346)	(262)%
Other income (expense), net	6,565	8,427	(1,862)	(22)%
Total other income	17,340	15,346	1,994	13%
Loss before provision for income taxes	(256,514)	(198,893)	(57,621)	29%
Provision for income taxes	107	184	(77)	(42)%
Net loss	$(256,621)	$(199,077)	$(57,544)	29%

Table of Content
Revenues
Total revenue increased by $12.0 million, or 8%, to $169.7 million for the year ended December 31, 2024, from $157.7 million for the year ended December 31, 2023. The increase in revenue is attributable to growth primarily driven by subscription and services revenue, partially offset by a decrease in product revenue.

	Year Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Subscription	$99,590	$87,348	$12,242	14%
Services	41,264	37,621	3,643	10%
Product	28,845	32,779	(3,934)	(12)%
Total revenue	$169,699	$157,748	$11,951	8%
Subscription revenue increased by $12.2 million, or 14%, to $99.6 million for the year ended December 31, 2024, from $87.3 million for the year ended December 31, 2023, primarily due to higher volume of subscription plans from new subscribers, additional sales to existing customers for expanded use of our subscription offerings, and a subscription price increase implemented since the 2nd half of fiscal year 2023. Of the $12.2 million increase, approximately $11.0 million was attributable to the higher volume of subscription plans from new subscribers during the year ended December 31, 2024 and approximately $1.2 million was attributable to additional sales to existing customers during that period.
Services revenue increased by $3.6 million, or 10%, to $41.3 million for the year ended December 31, 2024, from $37.6 million for the year ended December 31, 2023. The increase was primarily attributable to increased sales of capture services and up-scaled add-on services, primarily driven by our investment in growing our capture services business and the increase in the number of our subscribers.
Product revenue decreased by $3.9 million, or 12%, to $28.8 million for the year ended December 31, 2024, from $32.8 million for the year ended December 31, 2023. The decrease was primarily due to the lower sales volume of our Pro2 and Pro3 cameras.
Cost of Revenue
Our cost of revenue consists of cost of subscription revenue, cost of services revenue and cost of product revenue.

	Year Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of subscription revenue	$32,567	$29,007	$3,560	12%
Cost of services revenue	28,293	26,643	1,650	6%
Cost of product revenue	25,926	31,608	(5,682)	(18)%
Total cost of revenue	$86,786	$87,258	$(472)	(1)%
Total cost of revenue decreased by $0.5 million, or 1%, to $86.8 million for the year ended December 31, 2024, from $87.3 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in cost of product revenue.
Cost of subscription revenue increased by $3.6 million, or 12%, to $32.6 million for the year ended December 31, 2024, from $29.0 million for the year ended December 31, 2023. The increase was primarily attributable to increased spending in hosting and delivery services for our platform to enhance our processing efficiency and better support our expanding digital twins for subscription services provided.
Cost of services revenue increased by $1.7 million, or 6%, to $28.3 million for the year ended December 31, 2024, from $26.6 million for the year ended December 31, 2023. The increase was primarily attributable to the increase in volume of the capture services rendered.
Cost of products revenue decreased by $5.7 million, or 18%, to $25.9 million for the year ended December 31, 2024, from $31.6 million for the year ended December 31, 2023. The decrease was primarily attributable to the lower sales volume of our Pro2 and Pro3 cameras.

Table of Content
Gross Profit and Gross Margin

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Gross profit	$82,913	$70,490
Gross margin	49%	45%
Gross margin increased to 49% during the year ended December 31, 2024 from 45% during the year ended December 31, 2023. The increase was primarily driven by the improved margin in subscription revenue due to cost efficiencies resulting from the restructuring plan implemented in the second half of fiscal year 2023.
Research and Development Expenses

	Year Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Research and development expenses	$60,931	$67,305	$(6,374)	(9)%
Research and development expenses decreased by $6.4 million, or 9%, to $60.9 million for the year ended December 31, 2024 from $67.3 million for the year ended December 31, 2023. The decrease was primarily attributable to a $3.1 million decrease in salary expense and a $2.6 million decrease in stock-based compensation resulting from the restructuring plan implemented in the second half of fiscal year 2023.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Selling, general and administrative expenses	$200,836	$217,424	$(16,588)	(8)%
Selling, general and administrative expenses decreased by $16.6 million, or 8%, to $200.8 million for the year ended December 31, 2024, from $217.4 million for the year ended December 31, 2023. The decrease was primarily attributable to an $18.7 million decrease in professional services, a $7.9 million decrease in salary expense, a $3.0 million decrease in restructuring charges from the 2023 restructuring plan, and a $2.9 million decrease in stock-based compensation, partially offset by a $15.9 million increase in transaction costs related to the pending transaction with CoStar Group.

Litigation Expense

	Year Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%

Litigation expense	$95,000	$—	$95,000	100%
Litigation expense increased for the year ended December 31, 2024 compared to the same period in 2023. A former employee and a stockholder of the Company, William J. Brown, filed the initial, the second amended and the third amended complaint in July 2021, September 2021, and September 2022, respectively, for the share transfer restriction of his shares of Class A common stock of Matterport received in connection with the Gores Merger, and for damages as a result of the share transfer restrictions. Information with respect to this item may be found in Note 8 - “Commitments and Contingencies” in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “Litigation.” The Company recorded an aggregate legal expense of $95.0 million in our consolidated statement of operations for the year ended December 31, 2024.

Table of Content
Interest Income

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Interest income	$11,608	$6,406
Interest income increased by $5.2 million, or 81%, to $11.6 million for the year ended December 31, 2024, from $6.41 million for the year ended December 31, 2023. The increase was primarily attributable to interest earned on our cash equivalents, restricted cash, and investments during the year ended December 31, 2024.
Change in Fair Value of Warrants Liability

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Change in fair value of warrants liability	$(833)	$513
We recognized an increase in the fair value of warrants liability of $0.8 million for the year ended December 31, 2024 due to the change in the fair value of our outstanding Private Warrants primarily driven by the underlying stock price and volatility. As of December 31, 2024, there were 1.7 million Private Warrants outstanding.
Other Income, Net

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Other income, net	$6,565	$8,427
Other income, net decreased by $1.9 million, or 22%, to $6.6 million for the year ended December 31, 2024 from $8.4 million for the year ended December 31, 2023. The decrease was primarily due to lower amount of amortization related to investment premiums, net of accretion discounts during the year ended December 31, 2024.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Provision for income taxes	$107	$184
For the years ended December 31, 2024 and 2023, our provision for income taxes reflects an effective tax rate of 0.0% and (0.1)%, respectively. Our effective tax rate for the years ended December 31, 2024 and December 31, 2023 differ from the U.S. federal statutory tax rate of 21%, primarily due to losses that cannot be benefited from as a result of the valuation allowance on the U.S. entity’s deferred tax assets and liabilities, foreign earnings being taxed at different tax rates, and stock-based compensation activities.

Table of Content
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
Non-GAAP Loss from Operations
We calculate non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation-related charges (including share-based payroll tax expense), restructuring charges, acquisition transaction costs related to the pending transaction with CoStar Group and other historical completed acquisitions, amortization of acquired intangible assets, litigation expenses, and payroll tax related to contingent earn-out share issuance, which we do not consider to be indicative of our overall operating performance. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.
The following table presents our non-GAAP loss from operations for each of the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
GAAP loss from operations	$(273,854)	$(214,239)	$(275,485)
Add back: stock based compensation expense, net	125,071	127,755	152,788
Add back: restructuring charges	—	4,296	—
Add back: acquisition-related costs	15,908	—	1,294
Add back: amortization expense of acquired intangible assets	1,772	1,772	1,411
Add back: litigation expense	95,000	—	—
Add back: payroll tax related to contingent earn-out share issuance	—	—	1,164
Non-GAAP loss from operations	$(36,103)	$(80,416)	$(118,828)

Table of Content
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
The following table presents our free cash flow for each of the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(21,313)	$(58,713)	$(118,562)
Less: purchases of property and equipment	246	139	1,730
Less: capitalized software and development costs	9,320	9,765	12,590
Free cash flow	$(30,879)	$(68,617)	$(132,882)
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Our capital requirements will depend on many factors, including the growth and expansion of our paid subscribers, development of our technology and software platform (including research and development efforts), expansion of our sales and marketing activities and sales, general and administrative expenses. As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities investment of approximately $304.2 million, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of U.S. government agency securities, treasury bills, corporate bonds, corporate and other debt securities.To date, our principal sources of liquidity have been proceeds received from the issuance of equity, proceeds from the Gores Merger and proceeds from warrant and option exercises for cash.

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$57,228	$82,902
Investments	246,983	340,098
Total cash, cash equivalents, and investments	$304,211	$423,000
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
On August 14, 2024, the litigation bond related to the Brown case was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. The cash collateral of $95.0 million was classified as restricted cash on the Company’s consolidated financial statements as of December 31, 2024.

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

Table of Content
Other commitments
There have been no material changes to our material cash requirements or non-cancellable contractual commitments. We lease office space under operating leases for our U.S. headquarters and other locations in the United States that expire at various dates through 2025. In addition, we have purchase obligations, which include contracts and issued purchase orders containing non-cancellable payment terms to purchase third-party goods and services. As of December 31, 2024, our 12-month lease obligations (through December 31, 2025) totaled approximately $0.2 million. Our non-cancellable purchase obligations as of December 31, 2024 totaled approximately $7.4 million and are due through the year ending December 31, 2025.

Cash Flows
The following table set forth a summary of our cash flows for the year ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash provided by (used in):
Operating activities	$(21,313)	$(58,713)	$(118,562)
Investing activities	$89,760	$19,538	$95,177
Financing activities	$2,583	$4,795	$277
Net Cash Used in Operating Activities
Net cash used in operating activities was $21.3 million for the year ended December 31, 2024. This amount primarily consisted of a net loss of $256.6 million, offset by non-cash charges of $130.3 million, and a change in net operating assets and liabilities of $105.0 million. The non-cash charges primarily consisted of $113.1 million of stock-based compensation expense and $23.2 million of depreciation and amortization expense, partially offset by $8.0 million of accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of an increase in accruals and other liabilities, deferred revenue and accounts payable and a decrease in inventories, accounts receivable, and prepaid expenses and other assets.
Net cash used in operating activities was $58.7 million for the year ended December 31, 2023. This amount primarily consisted of a net loss of $199.1 million, offset by non-cash charges of $131.9 million, and a change in net operating assets and liabilities of $8.5 million. The non-cash charges primarily consisted of $118.8 million of stock-based compensation expense, $19.4 million of depreciation and amortization expense, $1.8 million of inventory obsolescence, partially offset by $8.9 million of accretion of discounts, net of amortization premiums. Changes in net operating assets and liabilities primarily consisted of a decrease in accounts receivable and prepaid expenses and other assets and an increase in deferred revenue, partially offset by an increase in inventories and a decrease in other liabilities and accounts payable.

Table of Content
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $89.8 million for the year ended December 31, 2024. This amount primarily consisted of maturities of marketable securities investments of $310.1 million, partially offset by investments in available-for-sale securities of $210.8 million, capitalized software and development costs of $9.3 million, and purchases of property and equipment of $0.2 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $2.6 million for the year ended December 31, 2024. This amount primarily consisted of $2.6 million of proceeds from the sale of shares through employee equity incentive plans.
Net cash provided by financing activities was $4.8 million for the year ended December 31, 2023. This amount primarily consisted of $5.1 million proceeds from the sale of shares through employee equity incentive plans, partially offset by $0.3 million payment of taxes related to the settlement of equity awards.
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

Table of Content
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
Refer to Note 12—Stock Plan, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our stock-based compensation plans.
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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Gores Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock options and restricted share units (RSUs) holders are entitled to receive an aggregate of 23.5 million shares of the Company’s Class A common shares (“Earn-out Shares”) upon the Company achieving certain Earn-out triggering events during the Earn-out Period (as described in Note 11 “Contingent Earn-Out Liability” of our consolidated financial statements included in this Annual Report Form 10-K).
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
Upon Closing, the estimated fair value of the Earn-out Shares was allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company common stock price, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 7 “Fair Value Measurement” and Note 11 “Contingent Earn-Out Liability” for additional information.
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

Table of Content
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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, our revenue is primarily generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, the United Kingdom (U.K.), Japan and Singapore. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar may potentially decrease our revenue given our prices are fixed in foreign currencies for some of our end-customers outside of the United States, and to the extent that our customers pay for our products and services in currencies other than the U.S. dollar. If the U.S. dollar continues to strengthen, this could adversely affect our operations and cash flows in the future. In addition, the increase of non-U.S. dollar denominated contracts and the growth of our international entities in the future may result in greater foreign currency denominated sales, which would increase our foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements as of December 31, 2024. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to managing the risk relating to fluctuations in currency rates.

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

Table of Content

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Matterport, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Matterport, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective design and maintenance of controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Table of Content
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
Revenue Recognition - Subscription, Services, and Product Revenue
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from subscription, services and sale of products. The Company’s total revenue for the year ended December 31, 2024 was $169.7 million. The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The principal consideration for our determination that performing procedures relating to revenue recognition of subscription, services, and product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of subscription, services, and product revenue as the amount of consideration expected in exchange for goods or services. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts and (ii) performing subsequent receipts testing for a sample of outstanding customer invoice balances as of December 31, 2024 and, for invoices not yet paid, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of shipment or delivery.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
February 26, 2025

We have served as the Company's auditor since 2019.

Table of Content
MATTERPORT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$57,228	$82,902
Restricted cash	96,330	—
Short-term investments	189,372	305,264
Accounts receivable, net of allowance of $1,088 and $1,155, as of December 31, 2024 and December 31, 2023, respectively	13,180	16,925
Inventories	5,576	9,115
Prepaid expenses and other current assets	8,723	8,635
Total current assets	370,409	422,841
Property and equipment, net	29,718	32,471
Operating lease right-of-use assets	91	625
Long-term investments	57,611	34,834
Goodwill	69,593	69,593
Intangible assets, net	7,350	9,120
Other assets	8,896	7,671
Total assets	$543,668	$577,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,254	$7,586
Deferred revenue	27,861	23,294
Accrued expenses and other current liabilities	106,613	13,354
Total current liabilities	143,728	44,234
Warrants liability	1,123	290
Deferred revenue, non-current	1,674	3,141
Other long-term liabilities	—	206
Total liabilities	146,525	47,871
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2024 and 2023, respectively; nil shares issued and outstanding as of December 31, 2024 and 2023; and liquidation preference of nil as of December 31, 2024 and 2023, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 640,000 shares authorized as of December 31, 2024 and 2023, respectively; and 326,860 shares and 310,061 shares issued and outstanding as of December 31, 2024 and 2023, respectively	33	31
Additional paid-in capital	1,432,064	1,307,324
Accumulated other comprehensive income	141	403
Accumulated deficit	(1,035,095)	(778,474)
Total stockholders’ equity	397,143	529,284
Total liabilities and stockholders’ equity	$543,668	$577,155
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$99,590	$87,348	$73,886
Services	41,264	37,621	27,268
Product	28,845	32,779	34,971
Total revenue	169,699	157,748	136,125
Costs of revenue:
Subscription	32,567	29,007	24,259
Services	28,293	26,643	18,992
Product	25,926	31,608	41,028
Total costs of revenue	86,786	87,258	84,279
Gross profit	82,913	70,490	51,846
Operating expenses:
Research and development	60,931	67,305	85,025
Selling, general, and administrative	200,836	217,424	242,306
Litigation expense	95,000	—	—
Total operating expenses	356,767	284,729	327,331
Loss from operations	(273,854)	(214,239)	(275,485)
Other income (expense):
Interest income	11,608	6,406	6,280
Change in fair value of warrants liability	(833)	513	27,035
Change in fair value of contingent earn-out liability	—	—	136,043
Other income (expense), net	6,565	8,427	(3,969)
Total other income	17,340	15,346	165,389
Loss before provision (benefit) for income taxes	(256,514)	(198,893)	(110,096)
Provision for income taxes	107	184	1,243
Net loss	$(256,621)	$(199,077)	$(111,339)
Net loss per share, basic and diluted	$(0.80)	$(0.66)	$(0.39)
Weighted-average shares used in per share calculation, basic and diluted	319,015	300,697	283,585
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(256,621)	$(199,077)	$(111,339)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities, net of tax	(262)	5,437	(3,495)
Other comprehensive income (loss)	$(262)	$5,437	$(3,495)
Comprehensive loss	$(256,883)	$(193,640)	$(114,834)
The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	250,173	$25	$737,735	$(1,539)	$(468,058)	$268,163
Net loss	—	—	—	—	(111,339)	(111,339)
Other comprehensive loss	—	—	—	(3,495)	—	(3,495)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	15,525	2	(9,909)	—	—	(9,907)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	76	—	—	76
Issuance of common stock to a customer	132	—	738	—	—	738
Issuance of common stock upon exercise of public warrants	1,994	—	34,055	—	—	34,055
Issuance of common stock in connection with acquisitions	1,223	—	19,219	—	—	19,219
Issuance of earn-out shares upon triggering events, net of tax withholding	21,494	2	(17,738)	—	—	(17,736)
Earn-out liability recognized upon the re-allocation	—	—	(896)	—	—	(896)
Reclassification of remaining contingent earn-out liability upon triggering events	—	—	242,429	—	—	242,429
Stock-based compensation	—	—	162,604	—	—	162,604
Balance as of December 31, 2022	290,541	$29	$1,168,313	$(5,034)	$(579,397)	$583,911
Net loss	—	—	—	—	(199,077)	(199,077)
Other comprehensive income	—	—	—	5,437	—	5,437
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	19,155	2	4,793	—	—	4,795
Issuance of common stock in connection with acquisitions	365	—	5,748	—	—	5,748
Stock-based compensation	—	—	128,470	—	—	128,470
Balance as of December 31, 2023	310,061	$31	$1,307,324	$403	$(778,474)	$529,284
Net loss	—	—	—	—	(256,621)	(256,621)
Other comprehensive loss	—	—	—	(262)	—	(262)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	16,799	2	2,581	—	—	2,583
Stock-based compensation	—	—	122,159	—	—	122,159
Balance as of December 31, 2024	326,860	$33	$1,432,064	$141	$(1,035,095)	$397,143

The accompanying notes are an integral part of these consolidated financial statements.

MATTERPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(256,621)	$(199,077)	$(111,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,242	19,437	13,297
Amortization of investment premiums, net of accretion of discounts	(7,999)	(8,919)	2,924
Investment impairment	—	—	1,093
Stock-based compensation, net of amounts capitalized	113,055	118,775	148,490
Cease use of certain leased facilities	—	961	—
Change in fair value of warrants liability	833	(513)	(27,035)
Change in fair value of contingent earn-out liability	—	—	(136,043)
Deferred income taxes	70	(121)	51
Allowance for doubtful accounts	699	601	1,245
Loss of excess inventory and purchase obligation	—	1,821	5,007
Other	374	(185)	(195)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,046	3,318	(9,609)
Inventories	3,539	(3,830)	(6,484)
Prepaid expenses and other assets	677	3,036	(1,991)
Accounts payable	1,618	(745)	(5,240)
Deferred revenue	3,100	8,503	5,985
Accrued expenses and other liabilities	93,054	(1,775)	1,282
Net cash used in operating activities	(21,313)	(58,713)	(118,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246)	(139)	(1,730)
Capitalized software and development costs	(9,320)	(9,765)	(12,590)
Purchase of investments	(210,780)	(444,695)	(137,631)
Maturities of investments	310,106	478,253	299,002
Business acquisitions, net of cash acquired	—	(4,116)	(51,874)
Net cash provided by (used in) investing activities	89,760	19,538	95,177
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sales of shares through employee equity incentive plans	2,583	5,124	6,781
Payments for taxes related to net settlement of equity awards	—	(329)	(34,424)
Proceeds from exercise of warrants	—	—	27,844
Other	—	—	76
Net cash provided by financing activities	2,583	4,795	277
Net change in cash, cash equivalents, and restricted cash	71,030	(34,380)	(23,108)
Effect of exchange rate changes on cash	(374)	154	249
Cash, cash equivalents, and restricted cash at beginning of year	82,902	117,128	139,987
Cash, cash equivalents, and restricted cash at end of period	$153,558	$82,902	$117,128

Supplemental disclosures of cash flow information
Cash paid for taxes	$333	$780	$651
Supplemental disclosures of non-cash investing and financing information
Earn-out liability recognized upon the re-allocation	$—	$—	$896
Reclassification of remaining contingent Earn-out liability upon triggering events	$—	$—	$242,429
Common stock issued in connection with acquisition	$—	$5,748	$19,219
Unpaid cash consideration in connection with acquisition	$—	$—	$4,348
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

The consummation of the CoStar Group Mergers are subject to various conditions, including, among others, (i) the expiration of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) absence of any law or order prohibiting the CoStar Group Mergers, (iii) the accuracy of the parties’ respective representations and warranties in the CoStar Group Merger Agreement, (iv) compliance and

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance by the parties with their respective covenants in the CoStar Group Merger Agreement in all material respects, and (v) the absence of a material adverse effect (as defined in the CoStar Group Merger Agreement) with respect to Matterport or CoStar Group on or after the date of the CoStar Group Merger Agreement.

On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively, and the waiting period has expired. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the transaction and expect that the transaction will be completed in the first quarter of 2025, subject to the satisfaction or waiver of the other closing conditions specified in the CoStar Group Merger Agreement. If the transaction is consummated, the Common Stock will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The CoStar Group Merger Agreement contains termination rights for either or each of CoStar Group and the Company, including if the consummation of the CoStar Group Mergers does not occur on or before January 21, 2025, subject to three extensions of three months if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived. The Company and CoStar agreed to the first extension on January 21, 2025. The Merger Agreement requires the CoStar Group to pay an $85 million fee to the Company in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction.

During the year ended December 31, 2024, other than CoStar Group Mergers-related expenses incurred, the terms of the CoStar Group Merger Agreement did not materially affect the results reported in our audited consolidated financial statements. CoStar Group Mergers-related transaction costs (“Transaction Costs”) in the year ended December 31, 2024 were approximately $15.9 million and were primarily included in “Selling, general, and administrative expenses” on our consolidated statement of operations.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Segment Information
The Company has a single operating segment and reportable segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 3, for information regarding the Company’s revenue by geography. Substantially all of the Company’s long-lived assets are located in the United States.

The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. The CODM also uses segment gross profit for evaluating product pricing. Net income (loss) is used to monitor budget versus actual results. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital, personnel to the segment, and in establishing management’s compensation.
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
The Company invests only in high-quality credit instruments and maintains our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company’s accounts receivable is derived from customers located both inside and outside the United States. The Company mitigates its credit risks by performing ongoing credit evaluations of the financial condition of its customers and requires advance payment from customers in certain circumstances. The Company generally does not require collateral from its customers.

No customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2024 and 2023. No customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2024, 2023, and 2022.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions. Amounts receivable from credit card processors of approximately $1.6 million and $1.9 million as of December 31, 2024 and 2023, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.
Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. Refer to Note 8. Commitments and Contingencies for additional information.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance for doubtful accounts was $1.1 million and $1.2 million as of December 31, 2024 and 2023, respectively.

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

The Company recorded a provision for excess and obsolete inventory of nil, $1.7 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also recorded a liability of nil and $0.1 million respectively, as of December 31, 2024 and 2023, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability was included in accrued and other current liabilities on the consolidated balance sheets. Both provision for excess and obsolete and accrued loss on firm inventory purchase commitments were recorded in cost of product revenue in the consolidated statements of operations.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not recognize any impairment losses on goodwill, intangible assets, or other long-lived assets for the years ended December 31, 2024, 2023, and 2022, respectively.
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company also has certain private equity investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations. Refer to Note 7. Fair Value Measurements for additional information.
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

Acquisition related transaction costs are expensed as incurred and are recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations. The Company incurred nil, nil, and $1.6 million of acquisition-related costs for the years ended December 31, 2024, 2023, and 2022.
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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at lease commencement date. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the lease is generally not readily determinable for the Company's operating leases, the Company uses an incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes any lease payments made and excludes lease incentives.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earn-out Arrangement
In connection with the reverse recapitalization and pursuant to the Gores Merger Agreement, eligible Legacy Matterport stockholders and Legacy Matterport stock option and restricted stock unit (“RSU”) holders were entitled to receive an aggregate of approximately 23.5 million shares (“Earn-out Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) upon the Company achieving certain Earn-out Triggering Events during the Earn-out Period (as described in Note 11 “Contingent Earn-Out Awards”).
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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stockholders are recognized as contingent earn-out liability, and the reallocated issuable shares to Legacy Matterport stock options and RSUs holders are recognized as stock-based compensation over the remaining derived service period based on the fair value on the date of the reallocation.
The estimated fair value of the Earn-out Shares is allocated proportionally to contingent earn-out liability and the grant date fair value of the Earn-out Awards. The estimated fair value of the Earn-out Shares is determined using a Monte Carlo simulation prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of shares of Class A common stock, expected volatility, risk-free rate, expected term and dividend rate. The contingent earn-out liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earn-out Period utilizing unobservable inputs. See Note 7 “Fair Value Measurement” and Note 11 “Contingent Earn-Out Awards” for additional information.

All six Earn-out Triggering Events occurred as of January 18, 2022, which resulted in the Company issuing an aggregate of 21.5 million Earn-out Shares to the eligible Legacy Matterport stockholders and Legacy Matterport RSU and stock option holders, which reflects the withholding of approximately 2.0 million Earn-out Shares to cover tax obligations. Refer to Note 11 “Contingent Earn-out Awards” and Note 12 “Stock Plan” for additional information.

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

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers frequently include multiple performance obligations that may consist of subscription, license, services and products. For these contracts, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”). The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

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

Deferred Commission, Net

Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs require capitalization under ASC 340-40, Other Assets and Deferred Costs — Contracts and Customers, and amortization over the estimated period over which the benefit is expected to be received as direct sales commissions paid for subscription renewals are not commensurate with the amounts paid for initial contracts. The Company applies the practical expedient and expenses commissions when incurred if the amortization period is one year or less. The capitalized direct commission costs are included in other assets on the Company’s consolidated balance sheets and the amortization of these costs is included in selling, general, and administrative in the Company’s consolidated statements of operations. Deferred commission, net was $8.0 million and $7.0 million as of December 31, 2024 and 2023, respectively.

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general, and administrative in the consolidated statements of operations. Advertising expense was $11.7 million, $8.9 million, and $17.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported loss for the periods presented, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) reflects gains and losses that are recorded as a component of stockholders’ equity and are excluded from net income (loss).
Accounting Pronouncements
Recently Adopted Accounting Standard
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The Company adopted the new standard, effective January 1, 2024 using a retrospective method. As such, the Company has expanded the segment disclosures for the reporting periods in Note 17. Segment Information.
Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency, effectiveness and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. REVENUE
Disaggregated Revenue—The following table shows the revenue by geography for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue:
United States	$109,224	$100,164	$81,842
International	60,475	57,584	54,283
Total revenue	$169,699	$157,748	$136,125
No country other than the United States accounted for more than 10% of the Company’s revenue for the years ended December 31, 2024, 2023, and 2022, respectively. The geographical revenue information is determined by the ship-to address of the products and the billing address of the customers of the services.
The following table shows over time versus point-in-time revenue for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Year Ended December 31,
	2024	2023	2022
Over time revenue	$140,854	$124,859	$101,057
Point-in-time revenue	28,845	32,889	35,068
Total	$169,699	$157,748	$136,125
Contract Asset and Liability Balances—Contract assets consist of unbilled accounts receivable and are recorded when revenue is recognized in advance of scheduled billings. Scheduled billings in advance of revenue recognized results in the timing of revenue recognition differing from the timing of invoicing to customers, and this timing difference results in contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The accounts receivable and contract balances as of December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Accounts receivable, net	$10,907	$15,094
Unbilled accounts receivable	$2,273	$1,831
Deferred revenue	$29,535	$26,435
During fiscal years 2024, 2023, and 2022, the Company recognized revenue of $23.2 million, $14.6 million, and $9.2 million that was included in the deferred revenue balance at the beginning of the fiscal year, respectively. Contracted but unsatisfied performance obligations were $76.2 million and $64.7 million at the end of fiscal years 2024 and 2023, respectively and consisted of deferred revenue and backlog. The contracted but unsatisfied or partially unsatisfied

MATTERPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance obligations expected to be recognized over the next 12 months at the end of fiscal year 2024 were $52.1 million and the remaining obligations are expected to be recognized thereafter.
As of December 31, 2024, the contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized are as follows (in thousands):

Amount
Fiscal years ending December 31,
2025	$52,122
2026	17,484
2027	5,031
2028	1,066
2029	495
Total	$76,198

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

Unaudited Pro Forma Financial Information

The following table summarizes the pro forma consolidated information for the Company assuming the acquisition of VHT had occurred as of January 1, 2022. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired and acquisition-related charges. The unaudited pro forma financial information for the year ended December 31, 2022 as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2022.

Year Ended December 31,
2022
(in thousands, except per share data)
Total revenue	$146,573
Net loss	$(110,625)
Basic earnings per share	$(0.39)
Diluted earnings per share	$(0.39)
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

5. GOODWILL AND INTANGIBLE ASSETS
The Company performed its annual impairment analysis of goodwill during the fourth quarter of fiscal year 2024 and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2024. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
Goodwill—As of December 31, 2024 and 2023, goodwill was $69.6 million.
Purchased Intangible Assets—The following table presents details of the Company’s purchased intangible assets as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$5,400	$(3,225)	$2,175	$5,400	$(2,146)	$3,254
Customer relationships	6,900	(1,725)	5,175	6,900	(1,034)	5,866
Total	$12,300	$(4,950)	$7,350	$12,300	$(3,180)	$9,120
The Company recognized amortization expense of $1.8 million, $1.8 million and $1.4 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes estimated future amortization expense for the Company’s intangible assets as of December 31, 2024 (in thousands):

Amount
2025	$1,770
2026	1,770
2027	705
2028	690
2029	690
2030 and thereafter	1,725
Total future amortization expense	$7,350

6. BALANCE SHEET COMPONENTS
Allowance for Doubtful Accounts—Allowance for doubtful accounts as of December 31, 2024, 2023, and 2022 and the rollforward for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance—beginning of period	$(1,155)	$(1,212)	$(291)
Increase in reserves	(699)	(601)	(1,245)
Write-offs	766	658	324
Balance—end of period	$(1,088)	$(1,155)	$(1,212)
Inventories—Inventories as of December 31, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Finished goods	$2,963	$6,179
Work in process	628	826
Purchased parts and raw materials	1,985	2,110
Total inventories	$5,576	$9,115
Property and Equipment, Net—Property and equipment as of December 31, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Machinery and equipment	$4,294	$4,087
Furniture and fixtures	406	355
Leasehold improvements	751	713
Capitalized software and development costs	93,546	75,123
Total property and equipment	98,997	80,278
Accumulated depreciation and amortization	(69,279)	(47,807)
Total property and equipment, net	$29,718	$32,471
Depreciation and amortization expenses of property and equipment were $21.5 million, $17.7 million and $11.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Additions to capitalized software and development costs, inclusive of stock-based compensation in the years ended December 31, 2024, 2023, and 2022, was $18.4 million, $19.5 million and $26.7 million, respectively. These are recorded as part of property and equipment, net on the consolidated balance sheets. Amortization expense was $20.8 million, $16.9 million and $11.2 million for years ended December 31, 2024, 2023, and 2022, respectively, of which $19.0 million, $15.5 million and $10.2 million was recorded to costs of revenue related to subscription and $1.8 million, $1.4 million and $1.0 million to selling, general and administrative in the consolidated statements of operations, respectively.

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Accrued compensation	$4,575	$4,362
Tax payable	729	1,107
ESPP contribution	202	243
Short-term operating lease liabilities	206	1,277
Accrued loss on firm inventory purchase commitments	—	36
Litigation expense	95,000	—
Other current liabilities	5,901	6,329
Total accrued expenses and other current liabilities	$106,613	$13,354
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

The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$35,102	$—	$—	$35,102
Total cash equivalents	$35,102	$—	$—	$35,102
Short-term investments:
U.S. government and agency securities	$87,604	$—	$—	$87,604
Non-U.S. government and agency securities	—	9,847	—	9,847
Corporate debt securities	—	91,921	—	91,921
Total short-term investments	$87,604	$101,768	$—	$189,372
Long-term investments:
U.S. government and agency securities	$23,947	$—	$—	$23,947
Non-U.S. government and agency securities	—	6,502	—	6,502
Corporate debt securities	—	27,162	—	27,162
Total long-term investments	$23,947	$33,664	$—	$57,611

Total assets measured at fair value	$146,653	$135,432	$—	$282,085

Financial Liabilities:
Private warrants liability	$—	$—	$1,123	$1,123
Total liabilities measured at fair value	$—	$—	$1,123	$1,123

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$61,090	$—	$—	$61,090
Total cash equivalents	$61,090	$—	$—	$61,090
Short-term investments:
U.S. government and agency securities	$245,447	$—	$—	$245,447
Non-U.S. government and agency securities	—	19,950	—	19,950
Corporate debt securities	—	23,030	—	23,030
Commercial paper	—	16,837	—	16,837
Total short-term investments	$245,447	$59,817	$—	$305,264
Long-term investments:
U.S. government and agency securities	$21,323	$—	$—	$21,323
Corporate debt securities	—	13,511	—	13,511
Total long-term investments	$21,323	$13,511	$—	$34,834

Total assets measured at fair value	$327,860	$73,328	$—	$401,188

Financial Liabilities:
Private warrants liability	$—	$—	$290	$290
Total liabilities measured at fair value	$—	$—	$290	$290

Our Private Warrants transferred from Level 2 to Level 3 upon the ceasing of trading activity of our Public Warrants in an active market in January 2022, see Note 10. There were no transfers among the investment fair value hierarchy during the year ended December 31, 2024 and 2023. The changes in fair value of our private warrants were as follows (in thousands):

Amount
Balance as of December 31, 2022	$803
Change in fair value	(513)
Balance as of December 31, 2023	$290
Change in fair value	833
Balance as of December 31, 2024	$1,123

Available-for-sale Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$111,482	$148	$(79)	$111,551
Non-U.S. government and agency securities	16,353	15	(19)	16,349
Corporate debt securities	118,955	159	(31)	119,083
Total available-for-sale investments	$246,790	$322	$(129)	$246,983

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. government and agency securities	$266,339	$444	$(13)	$266,770
Non-U.S. government and agency securities	19,958	—	(8)	19,950
Corporate debt securities	36,507	69	(35)	36,541
Commercial paper	16,839	6	(8)	16,837
Total available-for-sale investments	$339,643	$519	$(64)	$340,098
As of December 31, 2024 and 2023, the gross unrealized losses were not material.
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended December 31, 2024 and 2023.
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
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of December 31, 2024, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$189,092	$189,372
Due between one and three years	57,698	57,611
Total	$246,790	$246,983

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's lease arrangements comprise of operating leases with various expiration dates through the third quarter of 2025. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

During the years ended December 31, 2024, 2023 and 2022, the total operating lease costs were $1.3 million, $1.9 million, and $2.1 million, respectively, which included immaterial short-term lease costs. Total variable lease costs were immaterial during the years ended December 31, 2024, 2023, and 2022. The total operating and variable lease costs were included in cost of goods sold, research and development, and selling, general and administrative expenses in the Company's consolidated statement of operations.

Average lease terms and discount rates were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease terms (in years)	0.2	1.2
Weighted-average discount rate	3.3%	3.3%

For the years ended December 31, 2024, 2023, and 2022 cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million, $1.3 million, and $1.2 million, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2024, 2023, and 2022, as the Company did not enter any new leases.

The following table presents maturities of operating lease liabilities as of December 31, 2024 (in thousands):

Amount
Fiscal years ending December 31,
2025	$207
Thereafter	—
Total operating lease payments	207
Less: imputed interest	(1)
Present value of operating lease liabilities	$206
Current portion of operating lease liabilities (1)	$206
Long-term operating lease liabilities (2)	$—
(1) Current portion of operating lease liabilities is included in accrued expenses and other current liabilities in the consolidated balance sheet.
(2) Long-term portion of operating lease liabilities is included in other long-term liabilities in the consolidated balance sheet.

Purchase Obligation—The Company has purchase obligations, which includes agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services. As of December 31, 2024, future minimum purchase obligations are as follows (in thousands):

Purchase Obligations
2025	$7,393
Total	$7,393
Litigation—The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Legacy Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”). On September 3, 2021, the plaintiff filed an amended complaint advancing three counts. The plaintiff’s complaint claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Legacy Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. The complaint sought damages and costs, as well as a declaration from the court that he may freely transfer his shares of Class A common stock of Matterport received in connection with the Gores Merger transactions. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to the plaintiff. The opinion did not address the validity of the Transfer Restrictions more broadly or whether Brown suffered any damages as a result of the Transfer Restrictions. Matterport filed a notice of appeal of the court’s ruling on February 8, 2022, and a hearing was held in front of the Delaware Supreme Court on July 13, 2022, after which the appellate court affirmed the lower court’s ruling. Separate proceedings regarding the plaintiff’s remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. The Company’s position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Merger transaction closed had the Company not prevented him from trading based on its application of the Transfer Restrictions. The plaintiff filed a Third Amended Complaint on September 16, 2022, which asserted the causes of action described above but omitted as defendants Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Legacy Matterport directors David Gausebeck, Matt Bell, and Carlos Kokron, and added an additional cause of action alleging that Matterport, Inc. violated the Delaware Uniform Commercial Code by failing to timely register the plaintiff’s requested transfer of Matterport, Inc. shares. The remaining defendants’ answer to the Third Amended Complaint was filed on November 9, 2022. Trial was held in November 2023 and a post-trial hearing was held on February

22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded the plaintiff $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). The Company recorded an aggregate litigation expense of $95.0 million in its consolidated statement of operations for the year ended December 31, 2024. On July 29, 2024, the Company filed a notice of appeal of the court’s ruling to the Delaware Supreme Court. Brown filed a notice of cross appeal on August 12, 2024. On August 14, 2024, the litigation bond was posted and the Company transferred $95.0 million in cash as collateral into a designated insured account. On September 13, 2024, the Company filed its opening brief with the Delaware Supreme Court. On October 14, 2024, Brown filed its answering brief on appeal and opening brief on cross-appeal. On November 13, 2024, the Company filed its reply brief on appeal and answering brief on cross-appeal. On November 25, 2024, Brown filed his reply brief on cross-appeal. Oral argument on the appeal was heard on February 26, 2025. The cash collateral of $95.0 million was classified as restricted cash on the Company’s consolidated financial statements as of December 31, 2024.
Since the Brown judgment, other former Legacy Matterport stockholders have filed similar complaints (the “Post-Brown Complaints”) in the Delaware Court of Chancery alleging that such stockholders were prevented from trading their Matterport shares through invalid transfer restrictions, and seeking damages for the harm to the plaintiffs. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. On November 26, 2024, Schmitt amended his complaint to bring a class action on behalf of former members of Matterport, Inc. who did not receive their shares immediately following the closing of Gores Transaction. On December 6, 2024, the Burdi-Dumas complaint was amended to include a second plaintiff, Janet Day, and additional claims. On February 7, 2025, the plaintiffs in the post-Brown Complaints provided the Company with a proposed order consolidating the complaints described below with Schmitt being the lead plaintiff. The Company has not yet answered the Post-Brown Complaints. Given the early stage of the cases, the Company is unable to estimate the reasonably possible loss or range of loss that may result from the matters.
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
On May 11, 2020, Redfin Corporation (“Redfin”) was served with a complaint by Appliance Computing, Inc. III, d/b/a Surefield (“Surefield”), filed in the United States District Court for the Western District of Texas, Waco Division. In the complaint, Surefield asserted that Redfin’s use of Matterport’s 3D-Walkthrough technology infringes four of Surefield’s patents. Redfin has asserted defenses in the litigation that the patents in question are invalid and have not been infringed upon. We have agreed to indemnify Redfin for this matter pursuant to our existing agreements with Redfin. The parties have vigorously defended against this litigation. The matter went to jury trial in May 2022 and resulted in a jury verdict finding that Redfin had not infringed upon any of the asserted patent claims and that all asserted patent claims were invalid. Final judgment was entered on August 15, 2022. On September 12, 2022, Surefield filed post trial motions seeking to reverse the jury verdict. Redfin has filed oppositions to the motions. In addition, on May 16, 2022, the Company filed a declaratory judgment action against Appliance Computing III, Inc., d/b/a Surefield, seeking a declaratory judgment that the Company had not infringed upon the four patents asserted against Redfin and one additional, related patent. The matter is pending in the Western District of Washington and captioned Matterport, Inc. v. Appliance Computing III, Inc. d/b/a Surefield, Case No. 2:22-cv-00669 (W.D. Wash.). Surefield has filed a motion to dismiss or in the alternative transfer the case to the United States District Court for the Western District of Texas. The Company filed an opposition to the motion. On August 28, 2023, the Court denied Surefield’s motion to dismiss the Washington case but stayed the action pending the resolution of the Texas case. On October 7, 2024, the Texas court appointed a technical advisor to assist the court with post-trial motions. On February 20, 2025, the Texas court denied Surefield’s post-trial motions seeking to reverse the jury verdict.
On July 24, 2024, Vinatha Kutagula, the Company’s former Chief Customer Officer, filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging unlawful retaliation and wrongful termination. On December 11, 2024, the Court granted the Company’s motion to compel arbitration. On August 30, 2024, the Company received notice that Ms. Kutagula had filed a complaint with the U.S. Department of Labor with similar allegations. The Company responded to the Department of Labor on October 17, 2024. On January 31, 2025, the Company was informed that Ms. Kutagula submitted a rebuttal to the Department of Labor on November 7, 2024 to which the Company filed a response on February 17, 2025. On December 10, 2024, the Company received notice that Ms Kutagula had filed a discrimination complaint with the California Civil Rights Department and the U.S. Equal Employment Opportunity Commission (“EEOC”). The Company submitted its response on January 20, 2025.

The Company monitors developments in these legal matters that could affect the estimate if the Company had previously accrued. As of December 31, 2024, 2023 and 2022, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above, as the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.
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
9. STOCKHOLDERS’ EQUITY
The Company had reserved shares of common stock for future issuance as of December 31, 2024 as follows (in thousands):

December 31, 2024
Private warrants to purchase common stock	1,708
Common stock options outstanding and unvested RSUs under the Amended and Restated 2011 Stock Incentive Plan	50,232
Shares available for future grant under 2021 Employee Stock Purchase Plan	13,390
Shares available for future grant under 2021 Incentive Award Plan	14,949
Total shares of common stock reserved	80,279
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Foreign Currency Translation, Net of Tax	Unrealized Gain/ Losses on Available-for-Sale Debt Securities, Net of Tax	Total
Balance at December 31, 2021	$(52)	$(1,487)	$(1,539)
Net unrealized loss	—	(3,495)	(3,495)
Balance at December 31, 2022	$(52)	$(4,982)	$(5,034)
Net unrealized gain	—	5,437	5,437
Balance at December 31, 2023	$(52)	$455	$403
Net unrealized loss	—	(262)	(262)
Balance at December 31, 2024	$(52)	$193	$141

10. PUBLIC AND PRIVATE WARRANTS
Prior to the Gores Closing, Gores issued 6,900,000 Public Warrants and 4,450,000 Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 15, 2021 and will expire on July 22, 2026, which is five years after the Closing.
Redemption of Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The warrants holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
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
The Private Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Gores Merger. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees.
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

On January 14, 2022, the Public Warrants ceased trading on the Nasdaq Global Market. A total of 9.1 million shares of Common Stock have been issued upon the exercise of 6.4 million Public Warrants and 2.7 million Private Warrants by the holders thereof at an exercise price of $11.50 per share, including a total proceeds of $27.8 million and 2.0 million shares issued upon the exercise of 2.0 million Public Warrants during the year ended December 31, 2022. The remaining 0.6 million unexercised and outstanding Public Warrants as of 5:00 p.m. January 14, 2022 New York City time were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company’s initial public offering and that are still held by the initial holders thereof or their permitted transferees as of the Redemption Date were not subject to such redemption.

The following table summarizes the Public and Private Warrants activities during the fiscal year ended December 31, 2022 (in thousands). There were no activities during the fiscal years ended December 31, 2024 and 2023:

	Public Warrants	Private Warrants	Total Warrants
Outstanding as of December 31, 2021	2,552	1,708	4,260
Warrants Exercised	(1,993)	—	(1,993)
Warrants Redeemed	(559)	—	(559)
Outstanding as of December 31, 2022, 2023 and 2024	—	1,708	1,708
The Public Warrants were classified as Level 1 because there was adequate trading volume to provide a reliable indication of value from the Closing Date to the Redemption Date. The Private Warrants were classified as Level 2, from the Gores Closing Date until the Redemption Date, because the Private Warrants had similar terms and were subject to substantially the same redemption features as the Public Warrants. The fair value of the Private Warrants was deemed to be substantially the same as the fair value of the Public Warrants. Both the Public Warrants and the Private Warrants were valued at $2.00 per unit as of the Redemption Date. Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants.
On April 21, 2024, the Company entered into the CoStar Group Merger Agreement with CoStar Group, Inc. The CoStar Group Merger Agreement provides that, following the date of the CoStar Group Merger Agreement, Matterport shall use commercially reasonable efforts to cause the holders of each outstanding and unexercised Private Warrants exercisable for shares of Matterport Common Stock to execute a conditional exchange agreement (the “Conditional Exchange Agreement”). Pursuant to the Conditional Exchange Agreement, holders of each Private Warrants agree to exchange their Private Warrants for merger consideration upon the closing of CoStar Group Mergers. The warrant price applicable to the Conditional Exchange Agreements would be calculated in accordance with the terms of the Warrant Agreement. The warrant price applicable to the Conditional Exchange Agreements (“Conditional Warrant Price”) would be equal to the warrant price in effect as of the closing of CoStar Group Mergers, reduced by an amount (in dollars), calculated at the closing, equal to the difference of (i) the warrant price in effect prior to the closing minus (ii) (A) the Per Share Consideration minus (B) the Black-Scholes Warrant Value, which is the value of a Warrant immediately prior to the consummation of the CoStar Group Mergers based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets (“Bloomberg”).
Since the Company entered into the CoStar Group Merger Agreement on April 21, 2024, the Company has been using a probability-weighted scenario-based methodology to estimate the fair value of Private Warrants based upon an analysis of future values for the Private Warrants, assuming various outcomes of the pending CoStar Group Mergers. We considered two different scenarios: (a) continue using a Black-Scholes model to determine the fair value of the Private Warrants as Level 3 financial instruments as if the Company remains a standalone public company during the remaining warrant life term, and (b) the intrinsic present value of the Private Warrants upon exercise under the Conditional Warrant Price, assuming the CoStar Group Mergers are consummated during the quarter ended March 31, 2025. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility of the Company’s Common Stock. The Private Warrants were valued at $0.66 per unit as of December 31, 2024.
The following table provides the assumptions used to estimate the fair value of the Private Warrants:

	December 31, 2024	December 31, 2023
Current stock price	$4.74	$2.69
Strike price	$11.50	$11.50
Expected term (in years)	1.39 - 1.56	2.56
Expected volatility	67.0 - 69.4%	60.0%
Risk-free interest rate	4.2%	4.0%
Expected dividend yield	—%	—%

The Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of warrants liability (in thousands) during the years ended December 31, 2024, 2023 and 2022:

	Public Warrants	Private Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$23,329	$15,645	$38,974
Change in fair value	(12,193)	(14,842)	(27,035)
Warrants Exercised	(10,018)	—	(10,018)
Warrants Redemption	(1,118)	—	(1,118)
Fair value at December 31, 2022	$—	$803	$803
Change in fair value	—	(513)	(513)
Fair value at December 31, 2023	$—	$290	$290
Change in fair value	—	833	833
Fair value at December 31, 2024	$—	1,123	1,123
11. CONTINGENT EARN-OUT AWARDS
Legacy Matterport stockholders and certain holders of Legacy Matterport Stock Options and RSUs were entitled to receive a number of Earn-out Shares comprising up to 23.5 million shares of Class A common stock in the aggregate. There are six distinct tranches, and each tranche has 3.9 million Earn-out Shares. Pursuant to the Gores Merger Agreement, Common Share Price means the share price equal to the volume weighted average price of the Matterport Class A common stock for a period of at least 10 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. If the Common Share Price exceeds $13.00, $15.50, $18.00, $20.50, $23.00, and $25.50, the Earn-out Shares are issuable during the period beginning on the 180th day following the Closing and ending on the fifth anniversary of such date (the “Earn-out Period”). The Earn-out Shares are subject to early release if a change of control that will result in the holders of the Company common stock receiving a per share price equal to or in excess of the price target as above (collectively, the “Earn-Out Triggering Events”).
On January 18, 2022, all six Earn-out Triggering Events for issuing up to 23.5 million Earn-out Shares occurred. A total of 18.8 million shares of common stock became issuable to the eligible Legacy Matterport stockholders. Another total of 4.7 million pro rata Earn-out Shares became issuable to holders of Matterport's eligible legacy RSU and options holders were immediately vested. See Note 12 “Stock Plan” for more information.
Contingent earn-out liability was accounted for as a liability as of the date of the Gores Merger and remeasured to fair value until the Earn-out Triggering Events were met. The estimated fair value of the total Earn-out Shares was determined based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-out Period using the most reliable information available to be issued include events that are not solely indexed to the common stock of the Company. Upon the occurrence of the triggering events on January 18, 2022, the Company's common stock price of $12.89 per share represented the fair value of the Earn-out Awards. The Company reclassified the $242.4 million outstanding Earn-out liability to additional paid-in capital as the Earn-out shares become issuable as a fixed number of shares of common shares.

The following table sets forth a summary of the changes in the estimated fair value of the earn-out liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2021	$377,576
Reallocation of Earn-out Shares to earn-out liability upon forfeitures	896
Change in fair value of earn-out liability	(136,043)
Issuance of Earn-out Shares upon triggering events	(242,429)
Balance at December 31, 2022, 2023, and 2024	$—
12. STOCK PLAN
2021 Incentive Award Plan
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
Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. As of December 31, 2024, a total of 14.9 million shares remained available for future grant under the Company’s 2021 Plan.
2021 Employee Stock Purchase Plan
The 2021 ESPP (ESPP Plan) provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the Closing, which is equivalent to 7.3 million shares of Class A common stock (the “Initial ESPP Reserve”), and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company’s board of directors; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the Closing, which is equivalent to 36.9 million shares.
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
The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 1 and December 1 of each year, except for the first offering period commenced on July 23, 2021 and ended on May 31, 2023. Since June 1, 2024, given the pending CoStar Group Mergers, the Company no longer provides new offerings under the 2021 ESPP. For the year ended December 31, 2024, there were 0.7 million shares of common stock purchased under the 2021 ESPP.

The CoStar Group Merger Agreement requires the Company to terminate the final offering period (Final Offering Period), to cause the final exercise of each outstanding purchase right, under the ESPP Plan no later than ten business days before the First Effective Time and to terminate the ESPP Plan immediately prior to and effective as of the First Effective Time. In February 2025, the Company’s Compensation Committee approved the termination of the Final Offering Period under the ESPP Plan. There were 0.2 million shares of common stock issued and purchased on February 12, 2025.
Stock Option Activities—The following table summarizes the stock option activities under the Company’s stock plans for year ended December 31, 2024, 2023 and 2022 (in thousands, except for per share data):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	42,227	$0.63	6.9	$844,909
Expired or canceled	(1,490)	0.76
Exercised	(7,320)	0.52
Balance - December 31, 2022	33,417	$0.65	6.1	$71,842
Expired or canceled	(411)	0.64
Exercised	(5,096)	0.59
Balance - December 31, 2023	27,910	$0.66	5.3	$56,638
Expired or canceled	(8)	1.14
Exercised	(2,012)	0.51		$5,922
Balance - December 31, 2024	25,890	$0.67	4.4	$105,309
Options vested and exercisable - December 31, 2024	25,890	$0.67	4.4	$105,309
As of December 31, 2024, stock-based compensation expense related to unvested options has been fully amortized.

RSU and PRSU Activities—The following table summarizes the time-based restricted stock unit (RSU) and performance-based restricted stock unit (PRSU) activity under the Company’s stock plans for the year ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	RSUs and PRSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2021	24,744	$17.70
Granted	24,870	4.67
Vested	(7,216)	16.44
Canceled or forfeited	(5,222)	8.85
Balance - December 31, 2022	37,176	$10.47
Granted	10,352	2.91
Vested	(13,640)	10.24
Canceled or forfeited	(7,539)	6.30
Balance - December 31, 2023	26,349	$8.81
Granted	14,415	2.54
Vested	(13,741)	9.07
Canceled or forfeited	(2,681)	4.05
Balance - December 31, 2024	24,342	$5.47
Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the related award. The PRSU awards have both service-based and performance-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter, subject to continued service. The performance-based vesting condition is satisfied upon the occurrence of a liquidity event, as defined in the Amended and Restated 2011 Stock Plan. The performance based vesting condition was deemed satisfied upon the Gores Closing.
As of December 31, 2024, unrecognized compensation costs related to unvested RSUs and PRSUs were $110.1 million and $0.1 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 1.6 years and 0.3 years, respectively, excluding additional stock-based compensation expense related to any future grants of stock-based awards.
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

The following table summarizes the Earn-out Award activity under the Earn-out Arrangement pursuant to the Gores Merger Agreement during the year ended December 31, 2022 (in thousands, except for per share data):

	Earn-out Award Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Price Per Share
Balance - December 31, 2021	4,700	$12.64
Granted	13	20.13
Forfeited or Canceled	(61)	13.07
Vested and Canceled (1)	(1,966)	5.35
Vested and Released	(2,686)	7.31
Balance - December 31, 2022, 2023 and 2024	—	$—
(1) Represents 2.0 million shares withheld for tax obligation upon issuances of the Earn-out Shares on February 1, 2022.

Earn-out Awards Valuation— The assumptions used to estimate the fair value of Earn-out Awards granted during the year ended December 31, 2022:

Year Ended December 31,
2022
Current stock price	$13.34 - $19.61
Expected term	5.1 years
Expected volatility	67.0%
Risk-free interest rate	1.3%
Expected dividend yield	0%
Employee Stock Purchase Plan—The fair value of shares issued under our 2021 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP granted during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term	0.50 - 2.0 years	0.50 – 2.0 years	0.5 - 2.0 years
Expected volatility	33.8 - 43.9%	31.4 – 44.1%	40.5% - 48.0%
Risk-free interest rate	4.3 - 5.1%	2.7 – 5.3%	1.6% - 4.7%
Expected dividend yield	0%	0%	0%
Grant-date fair value per share	$0.74 - $1.32	$0.60 – $2.11	$0.85 - $4.64
The expected volatility is based on the average volatility of a peer group of representative public companies with sufficient trading history over the expected term. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term. As of December 31, 2024, unrecognized compensation cost related to the ESPP was $0.2 million, which was fully recognized upon the purchase of 0.2 million shares of our common stock during the Final Offering Period in February 2025.

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
The amount of stock-based compensation related to stock-based awards to employees in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Costs of revenue	$3,034	$3,281	$5,406
Research and development	24,286	26,897	34,980
Selling, general, and administrative	85,735	88,597	108,104
Stock-based compensation, net of amounts capitalized	113,055	118,775	148,490
Capitalized stock-based compensation	9,104	9,695	14,114
Total stock-based compensation	$122,159	$128,470	$162,604

13. INCOME TAXES
The components of the net loss before income taxes, determined by jurisdiction, for the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(257,063)	$(200,077)	$(111,748)
Foreign	549	1,184	1,652
Loss before income taxes	$(256,514)	$(198,893)	$(110,096)
The provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
United States	$—	$—	$—
International	37	305	1,192
Total current tax expense	37	305	1,192
United States	—	—	(323)
International	70	(121)	374
Total deferred tax expense	70	(121)	51
Total tax expense	$107	$184	$1,243
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards.

The components of the deferred tax assets for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$97,750	$88,829
Research and development credits carryforward	16,060	12,919
Accruals	1,164	1,545
Other	1,840	2,262
Fixed assets	100	60
Stock-based compensation	2,559	3,657
Capitalized research and development costs	34,893	28,111
Litigation expense	$23,205	$—
Total deferred tax assets	$177,571	$137,383
Less: valuation allowance	(167,904)	(127,171)
Deferred tax liabilities:
Intangibles	(7,635)	(8,276)
Deferred commissions	(1,947)	(1,655)
Right-of-use asset	(22)	(148)
Total deferred tax liabilities	(9,604)	(10,079)
Net deferred tax assets	$63	$133
For the year ended December 31, 2024, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2024 net operating losses, the capitalized research and development costs under Section 174, and litigation expense for ongoing legal proceedings. For the year ended December 31, 2023, the increase in the Company’s valuation allowance compared to the prior year was primarily due to the 2023 net operating losses and the capitalized research and development costs under Section 174.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Management considers projected future taxable income and tax planning strategies in making this assessment. Because of the Company's history of operating losses, management believes that recognition of the domestic deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized. As of December 31, 2024, the Company has a valuation allowance for federal and state deferred tax assets that the Company believes will, more likely than not, be unrealizable.

The table below presents the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2024 and 2023 (in thousands):

Description	Balance at beginning of period	Additions charges to costs and expenses	Write-offs and deductions	Balance at end of period
Valuation allowance for deferred tax assets
For the Year Ended December 31, 2024	$127,171	40,733	—	$167,904
For the Year Ended December 31, 2023	$109,471	17,700	—	$127,171
For the Year Ended December 31, 2022	$56,344	53,127	—	$109,471

Net operating loss and tax credit carryforwards as of December 31, 2024 were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (Post December 31, 2017)	$332,841	Do Not Expire
NOLs, federal (Pre January 1, 2018)	61,397	12/31/2031
NOLs, state	233,758	12/31/2032
Tax credits, federal	18,759	12/31/2032
Tax credits, state	$10,137	Do Not Expire
The effective tax rate of the Company’s provision for income taxes differed from the federal statutory rate as of December 31, 2024, 2023, and 2022 as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income benefit rate	21.0%	21.0%	21.0%
State income tax rate	2.9	1.4	7.0
Change in valuation allowance	(15.9)	(8.9)	(48.3)
Research and development credits	0.8	0.7	1.7
Other	0.1	0.3	1.7
Convertible notes — nondeductible	—	—	—
Section 162(m) — executive compensation	(1.9)	(1.3)	(1.8)
Stock-based compensation	(5.6)	(13.5)	(12.5)
Change in fair value of contingent earn-out liability	—	—	25.9
Change in fair value of warrants liability	(0.1)	0.1	5.2
Foreign rate differential	—	0.1	(1.0)
Nondeductible transaction costs	(1.3)%	—%	—%
Effective tax rate	—%	(0.1)%	(1.1)%
The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately, $394.2 million and $233.8 million, respectively, as of December 31, 2024. $61.4 million of federal NOLs will expire beginning in 2031, while $332.8 million generated after the Tax Cuts and Jobs Act (the “TCJA”), will have an indefinite life. The state NOLs will expire if unused starting in 2032.
The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition. The Company has not undertaken an analysis of whether the Gores Merger constituted an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Gores Merger or other transactions. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations. As of December 31, 2024, the Company has not undertaken any analyses in respect of Section 382 to determine the annual limitation and if any of the tax attributes are subject to a permanent limitation.

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
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits — beginning	$9,340	$7,533	$5,003
Gross Increases — prior-year unrecognized tax benefits	—	—	119
Gross Increases — current-year unrecognized tax benefits	2,218	1,807	2,411
Unrecognized tax benefits — ending	$11,558	$9,340	$7,533
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2024, 2023, and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions. Due to net operating loss carryforwards, all years since the inception of incorporation remain open for income tax authorities’ examination. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions.

14. RESTRUCTURING

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

Total restructuring costs associated with the 2023 Plan impacted cost of revenue and operating expenses in the consolidated statement of operations. As of December 31, 2023, $0.1 million restructuring-related liabilities were recorded in accrued expenses and other current liabilities, primarily related to the unpaid severance costs. No significant restructuring charges incurred during the year ended December 31, 2024. Restructuring charges during the year ended December 31, 2023 were as follows (in thousands):

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

15. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the years ended December 31, 2024, 2023, and 2022 (in thousands, except for per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(256,621)	$(199,077)	$(111,339)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	319,015	300,697	283,585
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.66)	$(0.39)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share attributable to common stockholders, basic and diluted, because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (shares in thousands):

	As of December 31,
	2024	2023	2022
Public and private warrants	1,708	1,708	1,708
Common stock options outstanding	25,890	27,910	33,417
Unvested RSUs	24,342	26,349	37,176
ESPP Shares	637	1,524	2,015
Total potentially dilutive common stock equivalents	52,577	57,491	74,316

16. EMPLOYEE BENEFITS PLANS
The Company contributes to a defined contribution pension plan for eligible employees in the U.K. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of the plan. The Company made $0.3 million, $0.4 million and $0.4 million matching contributions to the U.K. pension plan for the year ended December 31, 2024, 2023, and 2022.

17. SEGMENT INFORMATION

The Company operates as a single operating segment and reportable segment. The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. Refer to Note 2. Summary of Significant Accounting Policies for details.

The Company's CODM is the Chief Executive Officer. The CODM primarily utilizes segment's consolidated net income or loss as the key indicator in assessing the segment's performance and allocating resources. The CODM also uses segment gross profit for evaluating product pricing. Net income (loss) is used to monitor budget versus actual results. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital, personnel to the segment, and in establishing management’s compensation.

The Company's reportable segment net revenues, net loss, and significant segment expenses for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$99,590	$87,348	$73,886
Services	41,264	37,621	27,268
Product	28,845	32,779	34,971
Total revenue	169,699	157,748	136,125
Subscription cost of revenue	22,126	20,967	19,439
Services cost of revenue	27,886	26,137	18,085
Product cost of revenue	23,857	29,313	37,436
Research and development	34,508	37,383	48,090
Selling, general and administrative	96,370	106,015	127,675
Legal expenses	1,055	18,349	4,228
Litigation expenses	95,000	—	—
Less: Other segment items*
Stock-based compensation related charges	125,071	127,755	152,788
Restructuring charges	—	4,296	—
Transaction and acquisition-related costs	15,908	—	1,294
Amortization expense of acquired intangible assets	1,772	1,772	1,411
Payroll tax related to contingent earn-out share issuance	—	—	1,164
Loss from operations	(273,854)	(214,239)	(275,485)
Other income	17,340	15,346	165,389
Provision for income taxes	107	184	1,243
Net loss	$(256,621)	$(199,077)	$(111,339)

* Other segment items for each category include:
•Stock-based compensation and related charges: Consists primarily of non-cash share-based compensation expense related to our stock incentive plans, and the employer payroll taxes related to our stock options and restricted stock units.
•Restructuring charges: Consists of severance and other employee separation costs, and cease use charges for operating lease right-of-use assets due to reduction of the leased office spaces. Refer to Note 14. Restructuring for additional information.
•Transaction and acquisition-related costs: Transaction costs consists of acquisition transaction costs incurred for the pending transaction with CoStar Group, Inc. in fiscal year 2024. Acquisition-related costs consist of acquisition transaction costs associated with the VHT and Enview acquisitions in fiscal year 2022.
•Amortization expense of acquired intangible assets. Refer to Note 5. Goodwill and Intangible Assets for additional information.
•Payroll tax related to contingent earn-out share issuance: represents the payroll tax related to earn-out shares issuance and release in 2022.

18. SUBSEQUENT EVENTS
On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until 30 days after Matterport and CoStar Group have each substantially complied with their respective second requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively and the waiting period has expired. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the transaction and expect that the transaction will be completed in the first quarter of 2025, subject to the satisfaction or waiver of the other closing conditions specified in the CoStar Group Merger Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the participation of management, has evaluated the effectiveness of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 because of a material weakness in our internal control over financial reporting, as described in further detail below. In light of the material weakness described below, the Company performed additional analyses and other post-evaluation procedures to determine its consolidated financial statements are prepared in accordance with GAAP. Our CEO and CFO have concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not design and maintain appropriate controls to ensure allegations received outside of the whistleblower program are evaluated and communicated to those responsible for financial reporting and those charged with governance in a timely fashion. While the Company has determined that this material weakness did not result in a misstatement to the Company’s consolidated financial statements, until remediated, this material weakness could result in a misstatement of one or more accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of identifying the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Remediation Plan
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Our remediation plan includes enhancing the design of controls and procedures related to communicating allegations received outside of the whistleblower program to those responsible for oversight of the Company’s financial reporting and those charged with governance.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On October 31, 2024, the Rule 10b5-1 trading plan of James D. Fay, the Company’s Chief Financial Officer, expired by its terms. The plan covered a maximum of 900,000 shares of the Company’s Class A common stock to be sold at various designated prices during the duration of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
CORPORATE GOVERNANCE
Corporate Governance Highlights
Matterport is committed to good governance practices that protect and promote the long-term value of the Company for its stockholders. The Board regularly reviews our governance practices to ensure they reflect the evolving governance landscape and appropriately support and serve the best interests of the Company and its stockholders.

Independent Oversight
•Four of our five directors are independent.
•Regular executive sessions of non-employee directors at Board meetings and committee meetings.
•100% independent Board committees.
•Active Board and Board committee oversight of the Company’s strategy and risk management.

Board Effectiveness
•Directors possess deep and diverse set of skills and expertise relevant to oversight of our business operations and strategy.
•Periodic assessment of director skills to ensure Board meets the Company’s evolving oversight needs.
•The Board oversees risk management, reviewing and advising management on significant risks facing the Company, and fostering a culture of integrity and risk awareness.
•Annual Board and committee self-evaluations.
•Ongoing director education.

Stockholder Rights	•One class of common stock with each share entitled to one vote. •No poison pill.
Good Governance Practices
•Code of Business Conduct and Ethics applicable to all of the Company’s directors, officers and employees.
•Written related party transactions policy that prohibits any officers, directors or holders of more than 5% of any class of the Company’s voting securities and any member of the immediate family of and any entity affiliated with any of the foregoing persons to enter into a related-party transaction with the Company without prior consent of the audit committee or other independent members of the Board.

Our Commitment to Environmental, Social and Governance Goals	•Developed Company ESG strategy focused on six key topics. •Produced second annual ESG report and plan to produce additional reports going forward.
Directors

				Committee Membership
Name	Primary Occupation	Age*	Independent	A	C	N
R.J. Pittman	Chair & CEO, Matterport, Inc.	54
Peter Hébert	Managing Partner, Lux Capital	47	●	●
Michael (Gus) Gustafson	Sole member of Carve Your Destiny, LLC	57	●	●	●
Jason Krikorian	Investor	52	●		●	●
Susan Repo	Chief Financial Officer, ICEYE	56	●	●		●
				A = Audit Committee C = Compensation Committee N = Nominating and Corporate Governance Committee

Our Board of Directors

The biographies of each of our current directors are included below. Each of the biographies highlights specific experience, qualifications, attributes and skills that led us to conclude that such person should serve as a director. We believe that, as a whole, our Board exemplifies the highest standards of personal and professional integrity and the requisite skills and characteristics, leadership traits, work ethic and independence to provide effective oversight. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer. No arrangements or understandings exist between any director and any other person pursuant to which such person was selected as a director.
The following is a brief biography, as well as ages as of February 26, 2025, of each director.
Class I directors (terms to expire in 2025)

Chief Executive Officer and Chairman of the Board Director Since: 2021 Age: 54 Committee Membership: •None
R.J. PITTMAN
Mr. Pittman serves as Chief Executive Officer of Matterport and as a Class I member and Chairman of our Board. Mr. Pittman has served as Chief Executive Officer of Matterport and as a member of our Board since July 2021, and previously served as Chief Executive Officer and as a member of the board of directors of Legacy Matterport since December 2018. Over the past 25 years, Mr. Pittman has held senior leadership positions at eBay, Apple and Google, creating industry-changing Internet software companies and transformational products to accelerate the revolution of the digital economy. Prior to joining Matterport, Mr. Pittman was the Chief Product Officer at eBay from 2013 to July 2018. He led the global brand for one of the most recognized companies in the world as the driving force behind the look, feel, and functionality of the eBay marketplace. Mr. Pittman also served as a co-founder and Chief Executive Officer of several startups, including Groxis, the advanced search engine technology company that created the industry’s first graphical information interface used by hundreds of prominent content services, including Google, Yahoo, and Amazon from 2001 to April 2006. Mr. Pittman has served on the Board of Directors of Jyve Corporation, a business optimization platform and talent marketplace, since 2018. Mr. Pittman holds a B.S. in Computer Engineering from the University of Michigan and an M.S. in Engineering- Economic Systems from Stanford University.
Skills and Qualifications: We believe that Mr. Pittman is qualified to serve on the Matterport Board because he has the long-term vision for Matterport and due to his operational and historical expertise gained from serving as Matterport’s Chief Executive Officer since December 2018.

Director Since: 2021 Age: 47 Committee Membership: •Audit
PETER HÉBERT
Mr. Hébert serves as a Class I member of our Board of Directors. Mr. Hébert has served on our Board since July 2021, and previously served as a member of the board of directors of Legacy Matterport since February 2013. Mr. Hébert is the co-founder of Lux Capital, for which he has served as the Managing Partner since 2000. Mr. Hébert leads Lux Capital’s active investments in Avail, Bright Machines, Flex Logix, Ingenuity Brands, Matterport, Mendaera, Ripcord, Thematic Capital, Inc. and Vosbor. In 2003, he led the spin-off of Lux Research, and as its founding Chief Executive Officer, helped build Lux Research into a leading emerging technology research firm. Mr. Hébert began his career at Lehman Brothers, where he worked in the firm’s top-ranked Equity Research group. He was a Chancellor’s Scholar and graduated cum laude from Syracuse University’s Newhouse School.
Skills and Qualifications: We believe Mr. Hébert is qualified to serve on the Matterport Board based on his extensive experience investing in and supporting the growth of technology companies.

Class II directors (terms to expire in 2026)

Director Since: 2021 Age: 52 Committee Memberships: •Compensation •Nominating and Corporate Governance
JASON KRIKORIAN
Mr. Krikorian serves as a Class II member of our Board of Directors. Mr. Krikorian has served on our Board since July 2021, and previously served as a member of the board of directors of Legacy Matterport since June 2014. Mr. Krikorian served as a General Partner of DCM, an international venture capital firm, from 2010 to 2022, and is the co-founder of Sling Media, the DCM-backed pioneering digital media company that created Slingbox. Prior to Sling Media, Mr. Krikorian was a Partner at id8 Group where he advised leading global technology companies on digital media product strategy. He began his career at BCG where he advised Fortune 500 clients in the retail, automotive and utilities sectors. Mr. Krikorian serves on the board of directors of Augmedix, PLAYSTUDIOS, UJET, and Caavo. He currently serves as a member of the audit committee for each of Augmedix and PLAYSTUDIOS. Mr. Krikorian holds a B.A. in Psychology from the University of California, Berkeley and an M.B.A. and J.D. from the University of Virginia.
Skills and Qualifications: We believe Mr. Krikorian is qualified to serve on the Matterport Board based on his extensive experience investing in and supporting the growth of technology companies.

Director Since: 2022 Age: 56 Committee Memberships: •Audit •Nominating and Corporate Governance
SUSAN REPO

Ms. Repo serves as a Class II member of our Board of Directors. Ms. Repo has served on our Board since July 2022. Ms. Repo has served as the Chief Financial Officer at ICEYE, a New Space earth observation technology company, since 2021. Prior to ICEYE, she served in finance and operational leadership roles with MariaDB, Tesla, Juniper Networks and Agilent Technologies. She also serves on the board of Mitek Systems, Inc. (Nasdaq: MITK), where she chairs the audit committee and serves on the nomination and governance committee, ICEYE North America, Inc., a subsidiary of ICEYE, GM Financial Bank, a member of the General Motors subsidiaries, and Fiskars Group, a publicly-traded company listed on Nasdaq Helinski, where she serves on the audit committee. Ms. Repo holds a B.S. in Business Administration from the University of Southern California and a J.D. from the Illinois Institute of Technology, Chicago-Kent School of Law. Ms. Repo is currently a member of the California Bar.

Skills and Qualifications: We believe Ms. Repo is qualified to serve on the Matterport Board based on her extensive experience driving strategic and transformative results for technology companies. Ms. Repo also brings cybersecurity experience to our Board through her prior professional experiences.

Class III director (terms to expire in 2027)

Director Since: 2021 Age: 57 Committee Memberships: •Audit •Compensation
MIKE (GUS) GUSTAFSON

Mr. Gustafson serves as a Class III member of our Board of Directors. Mr. Gustafson has served on our Board since July 2021, and previously served as a member of the board of directors of Legacy Matterport since January 2018. Mr. Gustafson has served as chairman and a member of the board of directors of Druva, Inc. since April 2016. He is also the sole member of Carve Your Destiny, LLC, a consulting company, and serves as a member of the board of directors of PDF Solutions (Nasdaq: PDFS), Indico Data, Auvik Networks, and Reltio Inc. Mr. Gustafson was previously the Chief Executive Officer and Chairman of Virident Systems from September 2012 to October 2013 and the Chief Executive Officer and member of the board of directors of BlueArc Corporation from June 2004 to September 2011. In addition, he has served as Senior Vice President at Western Digital Corporation, Senior Vice President and General Manager of File & Content Business at Hitachi Data Systems, Senior Vice President of Sales, Marketing and Services at McDATA Corporation, and various executive roles with International Business Machines Corporation early in his career. Mr. Gustafson also serves as a member of the Board of Trustees of the NorCal MS Society. Mr. Gustafson is a graduate of Washington University in St. Louis-John M. Olin School of Business.

Skills and Qualifications: We believe Mr. Gustafson is qualified to serve on the Matterport Board based on his extensive experience investing in and supporting the growth of technology companies. Mr. Gustafson also brings cybersecurity experience to our Board through his prior professional experiences.

Director Independence
Our Board has determined that all of our non-employee directors, who are listed below, meet the applicable criteria for independence established by The Nasdaq Stock Market LLC (“Nasdaq”). R.J. Pittman does not qualify as independent under the Nasdaq listing rules due to his employment as our Chief Executive Officer.

Independent Directors
•Peter Hébert
•Mike (Gus) Gustafson
•Jason Krikorian
•Susan Repo
In arriving at the foregoing independence determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management. The Board found that none of these directors had a material or other disqualifying relationship with the Company.
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

Board Meetings and Attendance
Board members are expected to prepare for, attend and participate in all meetings of the Board and committees on which they serve. Our Board held nine meetings in 2024. During 2024, each director attended 100% of the aggregate of the total number of the Board meetings and committee meetings on which they then served. We do not maintain a formal policy regarding director attendance at the annual meeting; however, it is expected that directors will attend all applicable meetings.
Executive Sessions of Independent Directors
The Board holds executive sessions of its independent directors.
Director Orientation and Continuing Education
The Board views orientation and continuing education as vital tools for building an effective Board. We provide all new directors with orientation sessions regarding the Board and the Company’s operations. The orientation consists of presentations by members of senior management on the Company’s strategic plans, financial statements and key issues, policies and practices. We also periodically provide materials, updates and presentations, including in regular Board and committee meetings, to all directors on issues and subjects that assist them in fulfilling their responsibilities, such as key industry developments and the competitive landscape. In addition, the Company intends to pay for certain expenses for any director who wishes to attend seminars, conferences and other continuing education programs designed for directors of public companies.
Selection and Nomination of Directors
The Nominating Committee is responsible for determining the appropriate characteristics, skills, and experience for the Board as a whole and for its individual members. The Board believes that candidates for director should have certain minimum qualifications, including the highest personal integrity and ethics and the ability to read and understand basic financial statements. In considering candidates for Board membership, the Board considers additional criteria, including relevant expertise, sufficient time to devote to our affairs; excellence in their field, the ability to exercise sound judgment; a commitment to represent the long-term interests of our stockholders, and other factors that it deems appropriate to maintain a balance of knowledge, experience, and capability on the Board in the context of the needs of the Board and the Company.
Each year, the Nominating Committee assesses the directors to be nominated for election by stockholders at the annual meeting. To ensure that the Board evolves in a manner that serves the business and strategic needs of the Company, before recommending for nomination a slate of incumbent directors for an additional term, the Nominating Committee will evaluate whether incumbent directors possess the requisite skills and perspective, both individually and collectively. In addition, the Board will review those directors’ overall service to Matterport during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence.
The Nominating Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating Committee for candidates for election as a director.
Corporate Governance Documents
We believe that good corporate governance is important to ensure that Matterport is managed for the long-term benefit of our stockholders. Our Nominating Committee will periodically review and reassess our Corporate Governance Guidelines, other governance documents and overall governance structure. Complete copies of our Corporate Governance Guidelines and committee charters are available on the “Corporate Governance” section of our website at https://investors.matterport.com/corporate-governance. The reference to the Company’s website address in this Annual Report does not include or incorporate by reference the information on the Company’s website into this Annual Report.

Code of Conduct
The Board has adopted a written Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to all of our directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available in the “Corporate Governance” section of our website. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq listing rules concerning any amendments to, or waivers from, any provision of our Code of Conduct.
Insider Trading Policies
We have adopted insider trading policies and procedures that govern the purchase, sale and/or other dispositions of our securities by our company, our directors, officers, and employees. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq standards.
Information Regarding Committees of the Board of Directors
Our Board has established three standing committees — the Audit Committee, the Compensation Committee, and the Nominating Committee — each of which operates under a charter that has been approved by our Board. Current copies of the Audit Committee, Compensation Committee, and Nominating Committee charters are posted on the “Corporate Governance” section of our website. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time. The Audit Committee held five meetings in 2024 and the Compensation Committee held seven meetings in 2024. The Nominating Committee had four meetings in 2024.
Our Board has determined that all of the members of each of its committees are independent as defined under applicable Nasdaq listing rules. In addition, all members of the Audit Committee meet the heightened independence requirements contemplated by Rule 10A-3 under the Exchange Act, and all members of the Compensation Committee satisfy the heightened independence requirements of the Nasdaq listing rules specific to the independence of compensation committee members.

Committee Membership
Name	Audit	Compensation	Nominating and Corporate Governance

Peter Hébert	●+
Jason Krikorian		●	●
Mike (Gus) Gustafson	●+	●
Susan Repo	●+		●

● = Member
+ = Financial Expert

Audit Committee Current Committee Members: Peter Hébert Mike (Gus) Gustafson Susan Repo
Primary Responsibilities Include:

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
•Reviewing the Company’s information technology security program and reviewing the controls around cybersecurity, including our business continuity and disaster recovery plans;
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

Financial Expertise and Independence
All members of the Audit Committee meet the independence standards of the Nasdaq and the SEC, as well as the financial literacy requirements of Nasdaq. The Board has determined that each of Messrs. Hébert, Gustafson and Ms. Repo qualify as an “audit committee financial expert” as defined by SEC rules

Nominating and Corporate Governance Committee Current Committee Members: Jason Krikorian Susan Repo
Primary Responsibilities Include:
•Assisting in identifying, recruiting and, if appropriate, interviewing candidates to fill positions on our Board and, if it deems it appropriate, establishing procedures for stockholders to follow in submitting recommendations for candidates for the Board;
•Identifying, evaluating and selecting, or making recommendations to the Board regarding nominees for election to the Board and its committees;
•Considering and making recommendations to the Board regarding the composition of the Board and its committees;
•Developing and making recommendations to the Board regarding corporate governance guidelines and matters;
•Overseeing the Company’s corporate governance practices;
•Overseeing the evaluation and the performance of the Board and individual directors; and
•Contribute to succession planning.
Independence
The Nominating and Corporate Governance Committee is composed entirely of directors who are independent under the Nasdaq and SEC rules and regulations.

Compensation Committee Current Committee Members: Jason Krikorian Mike (Gus) Gustafson
Primary Responsibilities Include:
•Evaluating the performance of our Chief Executive Officer in light of any goals and objectives of the Company’s executive compensation plans, and, based on such evaluation, determining and approving, or making recommendations to the Board regarding the Chief Executive Officer’s compensation level;
•Reviewing, approving and determining, or making recommendations to the Board regarding the compensation of the Company’s executive officers;
•Making recommendations regarding non-employee director compensation to the Company’s full Board;
•Administering the Company’s equity compensation plans and agreements with the Company executive officers;
•Reviewing, approving and administering incentive compensation and equity compensation plans; and
•Reviewing and approving the Company’s overall compensation and human capital management philosophy.
The Compensation Committee is composed entirely of directors who are independent under the Nasdaq and SEC rules and regulations.

The Board’s Role in Risk Oversight
The Board recognizes that the achievement of our strategic and commercial objectives involves taking risks and that those risks may evolve over time. The Board has oversight responsibility for Matterport’s risk management function, which is designed to identify, assess and monitor fundamental financial and business risks across the Company’s operations and consider ways to address and mitigate those risks. Consistent with this approach, one of the Board’s primary responsibilities includes reviewing assessments of, and advising management with respect to, significant risks and issues facing the Company, including the risks related to logistical challenges and geopolitical events.
In addition, the Board has tasked designated committees of the Board to assist with the oversight of certain categories of risk management, and the committees report to the Board regularly on these matters.
•The Audit Committee reviews and discusses guidelines and policies governing the process by which senior management assesses and manages the Company’s exposure to risk, as well as the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;
•The Compensation Committee, in approving and evaluating the Company’s executive compensation plans, policies and programs, takes into account the degree of risk to the Company that such plans, policies and programs may create and reviews and discusses, at least annually, the relationship between risk management policies and practices, corporate strategy and the Company’s compensation arrangements; and
•The Nominating Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, as well as our overall corporate governance structure.
Our Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE
Environmental, Social
We are mindful of the ways in which our business practices may provide us with opportunities to act in an environmentally and socially conscious manner and are committed to the continuous improvement of our operations and engagement with our key stakeholders, including our employees and the communities in which we do business. We have been focused on delivering strong financial results, and we remain committed to doing so in a way that respects our key stakeholders, including our employees and the environments and communities in which we operate. For this reason, we consider material environmental, social and governance (ESG) factors when making investment and operational decisions. Doing so will help our business have a positive impact on the planet, the people whose lives we touch and our bottom line.
In 2021, Matterport engaged Nasdaq ESG Advisory to conduct an assessment and review of our existing policies and procedures with respect to ESG and later produced our first annual ESG report. In 2022, Matterport began collecting data on our greenhouse gas emissions to allow for monitoring, disclosing and reducing its impact over time. In 2023, we developed our ESG strategy focused on the following six key topics: human capital management; business ethics; product responsibility; data privacy and cybersecurity; diversity, equity and inclusion; and climate change. We also produced our second annual ESG report. While we are still early in our ESG journey, we believe that Matterport’s business is aligned with the underlying messages of ESG, and we expect to continue to explore, and report on, our efforts to pursue ESG opportunities as we navigate our ESG risks, challenges and opportunities.
Board Diversity Matrix
The SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. A summary of the diversity attributes of each director are as follows, with each of the categories listed in the table below having the meaning as it is used within Nasdaq Marketplace Rule 5605(f):

Board Diversity Matrix (as of ) February 26, 2025
Total Number of Directors	Five (5)
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background
Stockholder Communications
The Board will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. Our Chief Legal Officer is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors, as appropriate. Historically, the Company has not provided a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to shareholders in a timely manner. The Company believes its responsiveness to stockholder communications to the Board has been excellent. Nevertheless, during the upcoming year, the Nominating Committee intends to give additional consideration to the adoption of a formal process for stockholder communications with the Board and, if adopted, publish it promptly and post it to the Company’s website.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Chief Legal Officer and Chairman of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Matthew Zinn, Chief Legal Officer, Matterport, Inc., 352 East Java Drive, Sunnyvale, California 94089, or by email at: mzinn@matterport.com.
Prohibition on Hedging, Pledging, and Short Sales

Under the terms of our insider trading policy, our officers and directors are prohibited from short-selling our securities and are prohibited from holding our securities in a margin account. In addition, none of our directors or officers may pledge our securities as collateral for a loan, or buy or sell puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities, at any time, without the approval of the Audit Committee.

OUR EXECUTIVE OFFICERS
The following table sets forth the names and positions of our current executive officers, as well as ages as of February 26, 2025:

Name	Age	Position
R.J. Pittman*	54	Chief Executive Officer and Chairman of the Board
James D. Fay	51	Chief Financial Officer
Jay Remley	54	Chief Revenue Officer
Matthew Zinn	60	Chief Legal Officer
Peter Presunka	66	Chief Accounting Officer
Japjit Tulsi	48	Chief Technology Officer
*Mr. Pittman is a member of our Board. See “Proposal One — Election of Directors” for biographical and additional information about Mr. Pittman.
R.J. Pittman. Mr. Pittman serves as Chief Executive Officer of Matterport and as a Class I member and Chairman of the Matterport Board. Mr. Pittman has served as Chief Executive Officer of Matterport and as a member of our Board since July 2021, and previously served as Chief Executive Officer and as a member of the board of directors of Legacy Matterport since December 2018. Over the past 25 years, Mr. Pittman has held senior leadership positions at eBay, Apple and Google, creating industry-changing Internet software companies and transformational products to accelerate the revolution of the digital economy. Prior to joining Matterport, Mr. Pittman was the Chief Product Officer at eBay from 2013 to July 2018. He led the global brand for one of the most recognized companies in the world as the driving force behind the look, feel, and functionality of the eBay marketplace. Mr. Pittman also served as a co-founder and Chief Executive Officer of several startups, including Groxis, the advanced search engine technology company that created the industry’s first graphical information interface used by hundreds of prominent content services, including Google, Yahoo, and Amazon from 2001 to April 2006. Mr. Pittman has served on the Board of Directors of Jyve Corporation, a business optimization platform and talent marketplace, since 2018. Mr. Pittman holds a B.S. in Computer Engineering from the University of Michigan and an M.S. in Engineering-Economic Systems from Stanford University. We believe that Mr. Pittman is qualified to serve on the board of the Company because he has the long-term vision for Matterport and due to his operational and historical expertise gained from serving as Legacy Matterport’s Chief Executive Officer since December 2018.
James D. Fay. Mr. Fay serves as Chief Financial Officer of Matterport. Mr. Fay has served as Matterport’s Chief Financial Officer since July 2021 and served as the Chief Accounting Officer from October 2021 until December 2021, and Mr. Fay previously served as Chief Financial Officer of Legacy Matterport since September 2017. Mr. Fay has more than 20 years of experience as a globally-focused senior executive, lawyer and advisor for venture-backed and public technology companies and is responsible for Matterport’s financial management and strategy, as well as legal and information technology matters. Prior to joining Matterport, Mr. Fay served as the Chief Financial Officer of View from September 2013 to September 2017, where he was responsible for managing financial, legal, human resources and other operations matters. Mr. Fay also served as Chief Financial Officer and General Counsel of NeoPhotonics Corporation from January

2009 to September 2013. Mr. Fay served as a strategic advisor to Sierra Instruments from March 2016 to May 2019 and as an advisory board member of Top Time Corp. from September 2006 to February 2018. Since 2019, Mr. Fay has served on the board of directors of Lookout Lab, Inc. On October 22, 2024, Mitek announced the appointment of Mr. Fay to its Board of Directors. Mr. Fay holds a B.A. in International Business and a B.A. in French Language from North Central College, and a J.D. from Harvard Law School.
Jay Remley. Mr. Remley serves as Chief Revenue Officer of Matterport. Mr. Remley has served as Matterport’s Chief Revenue Officer since July 2021, and previously served as Chief Revenue Officer of Legacy Matterport since July 2019. Mr. Remley has more than 20 years of business development, sales and operations experience. He has built and led global go-to-market teams from startups to Fortune 100 companies. Mr. Remley served as the Chief Revenue Officer of PredictSpring Inc. from January 2018 to October 2018 and prior to that spent nearly eight years at Google LLC in various executive roles, including the Global Director for Google Cloud, where he led regional and global business teams across Google Commerce and Google Cloud, and served as Global Director of Google Maps. Prior to Google, Jay served as the Vice President of Product Management and Business Development at Seagate Technology, from September 2008 to June 2010, where he led global sales operations before establishing and building the Seagate SaaS business. Mr. Remley has served as the Chairman of the Board of Directors of the Lupus Foundation of Northern California since 2007 and serves as an executive advisor to AMPEL BioSolutions, LLC and DxTerity. Mr. Remley holds a B.S. in Aviation from San Jose State University and an M.B.A. in Operations Management Information Systems from Santa Clara University.

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
Japjit Tulsi. Mr. Tulsi serves as Chief Technology Officer of Matterport. Mr. Tulsi has served as Matterport’s Chief Technology Officer since July 2021, and previously served as Chief Technology Officer of Legacy Matterport since January 2020. Mr. Tulsi oversees Matterport’s engineering and product team and sets the technical vision for Matterport. Prior to joining Matterport, Mr. Tulsi served as the Chief Technology Officer of Carta from July 2018 to January 2020, where he led technological innovations for private company investors, founders and employees to manage their equity and ownership. Mr. Tulsi also served as the Vice President of Engineering of eBay Inc. from January 2015 to June 2018, where he led engineering for new product technology and development, including eBay’s AI-powered shopping assistant, ShopBot. Prior to that, he held executive leadership positions at Microsoft – Product Ads and Google - Google Analytics and YouTube long form media. Mr. Tulsi has served on the Board of Directors of Grassroots Ecology since 2019 and previously served on the Board of Directors of Acterra from April 2014 to June 2019. Mr. Tulsi holds a Bachelor’s Degree from Panjab University.

Matthew Zinn. Mr. Zinn serves as Chief Legal Officer of Matterport. Mr. Zinn has served in this position since December 2022. Prior to his time as Chief Legal Officer of Matterport, Mr. Zinn served as General Counsel and Chief Legal Officer at 8x8, Inc. from 2018 through 2022. Prior to this role, Mr. Zinn was General Counsel and Secretary at Jaunt, Inc. Before joining Jaunt, Inc., Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer at TiVo, Inc. for over 16 years. Mr. Zinn holds a J.D. from George Washington University National Law Center and earned his B.A. in political science from the University of Vermont. Mr. Zinn has been a member of the Board of Directors of KQED since 2017.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes the material elements of our executive compensation programs for 2024. We also provide an overview of our compensation philosophy and objectives, our process for setting executive compensation, the key factors considered by our Compensation Committee and our Compensation Committee’s rationale for the specific compensation decisions of our named executive officers (our “named executive officers” or “NEOs”). Our NEOs for 2024 were:
•R.J. Pittman, Chairman of the Board of Directors and Chief Executive Officer (our “CEO”);
•James D. Fay, Chief Financial Officer;
•Jay Remley, Chief Revenue Officer;
•Japjit Tulsi, Chief Technology Officer; and
•Matthew Zinn, Chief Legal Officer.
Executive Summary
Who We Are
Matterport is leading the digitization and datafication of the built world. We were incorporated in 2011 and are headquartered in Sunnyvale, California.
Matterport’s pioneering technology platform uses spatial data collected from a wide variety of digital capture devices to transform physical buildings and spaces into dimensionally accurate, photorealistic digital twins that provide our subscribers access to valuable building information and insights. For more than a decade, our platform has set the standard for digitizing, accessing and managing buildings, spaces and places online. This has resulted in the world’s largest and most accurate library of spatial data with more than 50.7 billion square feet digitized to date. We deliver value to our customers by leveraging proprietary artificial intelligence (“AI’) insights to enhance customer experiences, improve operational efficiency, lower costs associated with promoting and operating buildings and accelerate business. We believe the digitization and datafication of the built world will fundamentally change the way people interact with buildings and the physical spaces around them.
Highlights of 2024 Performance
Specific highlights of our 2024 financial performance include:
•Fiscal year 2024 annual revenue of $169.7 million; up 8% from 2023
•Annualized Recurring Revenue (“ARR”) exiting the fourth quarter of fiscal year 2024 was $104.2 million
We define ARR as four times the last quarter’s subscription revenue as such subscription revenue is reported in our financial statements.
Highlights of 2024 Executive Compensation Program
Consistent with our performance and compensation objectives for 2024, our Compensation Committee took the following key actions relating to the compensation of our named executive offers for such year.
•Peer Groups. Our Compensation Committee approved a peer group consisting of 22 similarly situated public companies for executive compensation comparisons and analysis and reviewed competitive market information for executive compensation to help inform its decisions made pertaining to NEO compensation during 2024.
•2024 Base Salary: Effective as of April 1, 2024, our Compensation Committee approved increases to the annual base salaries of our NEOs to reflect each NEO’s performance and to better align their base salary with the competitive market. More details on the base salary adjustments can be found below in the section titled “Base Salary.”
•2024 Short-Term Incentive Compensation Plan (the “2024 Corporate Cash Incentive Program” or “CCIP”) Payouts. Our Compensation Committee adopted the 2024 Short-Term Incentive Compensation Plan that consisted of corporate performance measures and targets for all NEOs based on company revenue, Non-GAAP EPS, and a suite of customer metrics. The CCIP pays out quarterly, and corporate performance objectives were achieved in each quarter as follows (as a percentage of target):
◦Q1: 106%
◦Q2: 96%
◦Q3: 79%
◦Q4: 50%
•2024 Long-Term Equity Incentives. In 2024, there were “refresh” equity awards granted to the following NEOs to recognize each of their contributions to the Company and to better align their equity holdings to what our Compensation Committee considered to be consistent with the competitive market for such positions: Mr. Pittman, Mr. Fay, Mr. Remley, Mr. Tulsi, and Mr. Zinn.

Stockholder Advisory Votes on Named Executive Officer Compensation
As of December 31, 2022, we were no longer an “Emerging Growth Company” as defined in the Jumpstart Our Business Startups Act of 2012 and, as a result, we are now required to hold non-binding, stockholder advisory votes on the compensation of our NEOs (a “say-on-pay vote”) and the frequency of future say-on-pay votes (a “say-on-frequency vote”) vote. At our 2024 annual meeting of shareholders, we conducted our initial say-on-pay and say-on-frequency votes. Our stockholders approved our say-on-pay vote with a 96% approval rate.
Our Executive Compensation Philosophy
Through our “pay-for-performance” philosophy, our primary objective is to create value for our stockholders on a consistent and long-term basis. Our executive compensation strategy is designed to attract and retain high-performing individuals who will accelerate our growth. Our Compensation Committee believes our executive compensation program is designed to reward our executive team in alignment with our business objectives and long-term stockholder interests. Over the course of the past two years, our CEO and Board of Directors have been transforming Matterport from a private company into the publicly-traded company that it is today, poised for scale, led by a diverse, experienced and talented executive team and defined by a strong corporate governance structure. In support of this transformation, our executive compensation program and pay policies and practices have been tailored to attract, retain and incent talented leaders uniquely qualified to achieve our goals.
Our compensation philosophy emphasizes a strong correlation between executive pay and our performance, and we have structured our executive compensation program accordingly. Our Compensation Committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals and objectives.
2024 Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. Our Compensation Committee evaluates our executive compensation program on a regular basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices:
What We Do
•Maintain an Independent Compensation Committee. Our Compensation Committee consists solely of independent directors who establish our compensation policies and practices.
•Retain an Independent Compensation Advisor. Our Compensation Committee directly retains an independent compensation consultant to advise on the Company’s executive compensation program, policies and practices.
•Pay for Performance. A significant portion of our NEOs’ compensation is tied to the Company’s performance and the performance of the Company’s stock price.
•Multiple Performance Metrics. The CCIP uses multiple performance metrics as selected by our Compensation Committee. This approach discourages excessive risk-taking by removing any incentive to focus on a single performance goal to the detriment of the Company.
•Annual Executive Compensation Review. Our Compensation Committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes. Additionally, our Company conducts an annual compensation-related risk assessment under supervision of our Compensation Committee.
•Maintain Stock Ownership Guidelines for Officers and Directors. We maintain a stock ownership policy for our NEOs and our non-employee directors. By February 2027, or within five years of becoming subject to the policy, whichever is sooner, our CEO must hold shares with a fair market value of 5x his base salary, and our other NEOs must hold shares with a fair market value of 3x base salary. Our non-employee directors must hold shares with a fair market value of 5x the value of the base cash retainer within five years of joining our Board.
•Policies and Practices Relating to the Timing of Equity Awards. We generally grant annual equity-based awards during the first quarter of our fiscal year based on the Compensation Committee’s approval of the awards, although such timing may change from year to year. The Compensation Committee also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, in the discretion of the Compensation Committee. The Compensation Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
What We Do Not Do
•No Executive Retirement Plans. We do not offer retirement arrangements for our NEOs that are different from those offered to our other employees. Our NEOs are eligible to participate in our Section 401(k) retirement savings plan on the same basis as our other employees.
•No Guaranteed Bonuses. We do not provide guaranteed bonuses to any of our NEOs.
•No Enhanced Benefits or Excessive Perquisites: We do not maintain enhanced health benefits for our NEOs, instead providing such benefits on the same terms and conditions for regular, full-time employees, and do not permit excessive perquisites. We did not provide our NEOs with any perquisites in 2024.
•No Tax Gross-Ups. We do not pay tax gross-ups to cover personal income taxes or excise taxes that pertain to executive or change-in-control payments or benefits.
•No Dividends or Dividend Equivalents Payable on Unvested Equity Awards. We do not pay dividends or dividend equivalents on unvested restricted stock unit (“RSU”) awards.
•No “Single Trigger” for Cash Bonus or Equity at Change in Control. We do not provide our NEOs with an acceleration of their CCIP bonus or equity awards unless there is a change in control of the Company accompanied by a qualifying involuntary termination of employment.
•No Hedging or Pledging of our Equity Securities. We prohibit our employees, including our NEOs, and the non-employee members of our Board of Directors, from hedging or pledging our equity securities.
Process for Setting Executive Compensation
Role of the Compensation Committee
Our Compensation Committee acts on behalf of the Board of Directors in overseeing our compensation structure, programs, policies and practices generally, including the compensation of our NEOs. For most compensation determinations relating to our NEOs, our Compensation Committee makes a recommendation to our Board of Directors, which then makes final decisions.
Our Compensation Committee has responsibility for establishing our compensation philosophy and objectives; determining the structure and components of our executive compensation program, including the mix of various elements; and reviewing and approving the compensation of our NEOs and the risk to the Company resulting from our Company-wide compensation policies and practices. Our Compensation Committee has the authority to retain, and has retained, a compensation consultant to provide support to our Compensation Committee in its review and oversight of our executive compensation program. Our Compensation Committee meets several times each year to review our executive compensation program, assess the Company’s compensation risk profile, approve the compensation peer group, establish the Company performance measures used to set the bonus metrics for the year, and review the target total direct compensation opportunities for our NEOs in order to ensure alignment with our compensation philosophy.

In making decisions about the compensation of our NEOs, the members of our Compensation Committee take a holistic approach that considers a number of factors, including:
•Our executive compensation program objectives;
•Our performance against the financial, operational and/or strategic objectives established by our Compensation Committee and the Board of Directors;
•Each individual NEO’s knowledge, skills, experience, qualifications and tenure;
•The scope of each NEO’s role and responsibilities compared to other similarly-situated executives at the companies in our compensation peer group and other broad-based compensation surveys;
•The performance of each individual NEO, based on a subjective assessment of the NEOs contributions to our overall performance, ability to lead the respective business unit or function and work as part of a team;
•The competitive nature of the technology executive labor market;
•The potential cost of replacing each NEO;
•The long-term potential of each individual NEO to contribute to our financial, operational and strategic objectives;
•Our CEO’s compensation relative to that of our other NEOs, as well as the parity amongst compensation of our other executive officers;
•Our financial, operational, and overall performance relative to that of our peers;
•The compensation practices of our compensation peer group and the positioning of each NEOs’ compensation based on an analysis of competitive market data; and
•The recommendations of our CEO with respect to the compensation of our other NEOs.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each NEO. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.
Our Compensation Committee does not weigh these factors in any predetermined manner, nor does it apply any formulas in developing its compensation decisions and/or recommendations to our Board of Directors. The members of our Compensation Committee consider all of this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each NEO and business judgment in making their decision.
Our Compensation Committee also considers the potential risks in our business when designing and administering our executive compensation program, and we believe our balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risk.
Role of Chief Executive Officer
Our CEO is present at Compensation Committee meetings, except when our Compensation Committee is in executive session or when his own compensation is being discussed. With regard to executive compensation, our CEO provides his evaluation of each NEO’s performance to our Compensation Committee and makes recommendations with respect to base salary, target annual cash bonus opportunities and long-term incentive compensation opportunities for each of his direct reports. These recommendations are made after considering competitive market data drawn from our compensation peer group and other relevant sources (including broad-based compensation surveys), as well as each NEO’s responsibilities and impact to the organization. While these recommendations are considered by our Compensation Committee, the members of our Compensation Committee make their own determinations in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each NEO and exercise of business judgment.
Role of Compensation Consultant
Compensia, Inc., a national compensation consulting firm (“Compensia”), continued to be engaged in 2024 as the compensation consultant of our Compensation Committee. Our Compensation Committee annually reviews under the applicable SEC rules and the relevant Nasdaq listing standards whether the work of Compensia as a compensation consultant raises any conflict of interest and has determined that the work of Compensia has not created any conflict of interest. Compensia reviews and advises on all principal aspects of our executive compensation program. Its main responsibilities include:

•Providing independent advice to our Compensation Committee on current trends and best practices in compensation design and program alternatives, and advising on plans or practices that may improve the effectiveness of our compensation program;
•Preparing and presenting compensation peer group and supplemental compensation survey data, as appropriate, for competitive comparisons and, based on this information, preparing independent analyses on NEO compensation and on non-employee directors’ compensation;
•Reviewing our equity compensation plan and assessing total share usage relative to our peers;
•Reviewing the Compensation Discussion and Analysis and other compensation-related disclosures in this Annual Report on Form 10-K;
•Offering recommendations, insights and perspectives on compensation-related matters; and
•Assisting our Compensation Committee in designing an executive compensation program that is competitive and aligns the interests of our NEOs with those of our stockholders.
Compensation Peer Group
Our Compensation Committee has selected and approved a compensation peer group that it uses as a reference in understanding the market competitiveness of our executive compensation program. Our Compensation Committee evaluates this peer group on an annual basis to ensure that the companies selected remain appropriate.
To update the compensation peer group, our Compensation Committee, in consultation with Compensia, considered companies that are in the technology sector and that are similar to us in terms of industry, revenue, and market capitalization. Specifically, in developing our peer group we considered as our primary selection criteria:
•Companies in a similar industry and competitive market for talent, including companies that:
◦are in the software industry;
◦have a similar business model;
◦have recently become a publicly-traded company;
◦have similar revenue growth; and
◦have similar market capitalization as a percent of revenue.

•Companies that had revenue within a range of 0.33 to 3.0 times our annual revenue; and
•Companies that had a market capitalization within a range of 0.33 to 3.0 times our market capitalization.

The following companies comprised our compensation peer group used to make 2024 compensation decisions:

◦Alkami Technology	◦Amplitude
◦AppFolio	◦Appgate
◦Blend Labs	◦Couchbase
◦CS Disco	◦Domo
◦Enfusion	◦Expensify
◦FARO Technologies	◦Mitek Systems
◦ON24	◦Opendoor Technologies
◦Porch Group	◦Redfin
◦SoundHound AI	◦SoundThinking
◦Sprout Social	◦Upland Software
◦Veritone	◦8x8

Relative to our 2023 compensation peer group, six companies were removed either due to acquisition or no longer meeting our selection criteria (Alarm.com, BlackLine, Five9, nCino, New Relic, and UserTesting), and six companies were added that fit our selection criteria (FARO Technologies, Mitek Systems, Porch Group, SoundHound AI, SoundThinking, Veritone), maintaining an overall peer group size of 22 companies.

Elements of Our Executive Compensation Program
Our executive compensation program consists of three principal elements: base salary, short-term incentive compensation in the form of annual cash bonuses and long-term incentive compensation opportunities in the form of equity awards. We provide our NEOs access to Company-wide health and welfare benefit plans, which are consistent with the arrangements offered to our other employees. Finally, our NEOs are eligible to receive certain post-employment compensation payments and benefits under the Matterport, Inc. Executive Severance Plan (the “Severance Plan”) adopted since 2023.
These principal elements of compensation are summarized below:

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance
Short-Term Incentive Compensation	Variable	Cash	Designed to motivate our executives to achieve annual financial and operational business objectives and provide financial incentives when we meet or exceed these objectives
Long-Term Incentive Compensation	Variable	Equity awards in the form of RSU awards that may be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders by motivating them to create sustainable stockholder value
Base Salary
Base salary represents the fixed portion of the compensation of our NEOs and is an important element of compensation intended to attract and retain highly talented individuals. Our Compensation Committee reviews and recommends annual base salary adjustments to our Board of Directors, and our Board of Directors determines adjustments to annual base salaries for each of our NEOs as part of the annual executive compensation review conducted by our Compensation Committee with related recommendations to our Board. Generally, our Compensation Committee uses base salary to provide each NEO with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in the best interests of our Company and our stockholders.

Generally, we establish the initial base salaries of our NEOs through negotiation at the time we hire the individual, taking into account his or her position, qualifications, experience, prior salary level and the base salaries of our other executive officers. Thereafter, our Compensation Committee reviews the base salaries of our NEOs annually as part of its annual executive compensation review, with input from our CEO (except with respect to his own base salary) and makes adjustments, or recommends adjustments to our Board of Directors, and our Board of Directors makes adjustments, as each determines to be reasonable and necessary to reflect the scope of a NEO’s performance, individual contributions and responsibilities and market conditions.
In 2024, our Compensation Committee reviewed the annual base salaries of our NEOs, taking into consideration the overall labor market and the competitive industry in which our company operates, the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described above. Following this review, our Compensation Committee determined to make changes to the annual base salaries of four NEOs who each received a salary increase to reflect his performance and to better align his base salary with the competitive market for the specific officer position held. The salary increases were effective April 1, 2024 and are set forth in the table below.

Named Executive Officer	Fiscal 2024 Base Salary $	Fiscal 2023 Base Salary $	% Increase
R.J. Pittman	420,000	410,000	2.4%
James D. Fay	400,000	390,000	2.6%
Jay Remley	330,000	320,000	3.1%
Japjit Tulsi	340,000	330,000	3.0%
Matt Zinn	385,000	375,000	2.7%
Short-Term Incentive Compensation
We use the CCIP, an annual cash bonus plan, to motivate our employees, including our NEOs, to achieve our annual business objectives. The CCIP allows our Compensation Committee to provide cash bonus awards to our employees, including our NEOs, based upon our actual achievement of corporate performance objectives approved by our Compensation Committee. Pursuant to the CCIP, our Compensation Committee and our Board of Directors, in their discretion, establish a target annual cash award opportunity for each NEO, with actual awards payable in the form of cash on a quarterly basis with respect to the applicable performance period. For 2024, the bonus payments for our NEOs were based entirely on the achievement of corporate performance objectives, with no individual performance component.
The target annual cash bonus opportunities for our NEOs (expressed as a percentage of annual base salary), were as follows: 100% for Mr. Pittman, 65% for Mr. Fay, 100% for Mr. Remley, 50% for Mr. Tulsi, and 50% for Mr. Zinn. For each participant, their CCIP award is capped at 150% of their individual target opportunity.
As the administrator of the plan, our Compensation Committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award for a particular performance period. The actual award payout may be below, at or above a participant’s target annual cash bonus award opportunity, at the discretion of the administrator. Further, the administrator may determine the amount of any increase, reduction or elimination as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Under the CCIP, our Compensation Committee determined the corporate performance objectives and related target levels of achievement required for payouts under the 2024 annual bonus awards. As established in 2024, our Compensation Committee determined that, in the case of our NEOs, the bonus awards would be eligible to be earned based on three corporate performance objectives:
•Revenue - 40.0% weighting
•Non-GAAP EPS - 30.0% weighting
•Customer - 30.0% weighting
Our Compensation Committee recommended to the Board of Directors these three corporate performance objectives for the CCIP based on our strategic and business objectives as set forth in our annual operating plan approved by our Board of Directors. We chose revenue as it is a key financial metric that the Company uses to measure growth of our business. We chose Non-GAAP EPS as a key indicator of our profitability. We included a suite of metrics in our customer performance objective – weekly active users, customer satisfaction, net dollar retention, and square feet under management (SFM) – to continue focusing our executives on a customer-centric culture and to action continuous improvements to our customer experience. We calculated a composite customer score reflecting the average of the underlying metrics considered.

As reflected in our annual operating plan, the quarterly target levels established for each of the three corporate performance objectives for the full year of 2024 by our Compensation Committee were as follows for all of the NEOs except for Mr. Remley:

Performance Metric	Weighting	Target Q1	Target Q2	Target Q3	Target Q4
Revenue	40.00%	$40,500,000	$46,900,000	$51,000,000	$51,100,000
Non-GAAP EPS	30.00%	$(0.20)	$(0.02)	$(0.01)	$—
Customer	30.00%	100%	100%	100%	100%
Mr. Remley’s weightings were Revenue – 60%; Non-GAAP EPS – 20%; and Customer – 20% to reflect more heavily his responsibilities relating to the Company’s annual revenue generation.
The bonus amounts payable under the CCIP for 2024 were as follows:

Named Executive Officer	Fiscal 2024 Base Salary (Earned) $	Fiscal 2024 Target Bonus %	Fiscal 2024 Target Bonus $	Fiscal 2024 Actual Bonus $
R.J. Pittman	417,500	100%	417,500	344,900
James D. Fay	397,500	65%	258,375	213,428
Jay Remley	327,500	100%	327,500	278,750
Japjit Tulsi	337,500	50%	168,750	139,350
Matt Zinn	382,500	50%	191,250	157,969
Long-Term Incentive Compensation
In connection with the closing of the Gores Merger, our Board of Directors adopted our 2021 Incentive Award Plan (the “2021 Plan”) and the Employee Stock Purchase Plan, and, upon the recommendation of the Compensation Committee, granted RSU awards to our NEOs under the 2021 Plan. We grant equity awards to our NEOs to attract and retain them, as well as to align their interests with the interests of our stockholders.
In February 2024, our Board of Directors, upon the recommendation of our Compensation Committee, granted our then executive officers a “refresh grant” of RSUs with the right to be settled for and receive one share of our Class A common stock upon vesting in recognition of their continued service to the Company, with quarterly vesting over a period of four years measured from the date of grant.
The grants issued to each of our NEOs are as set forth in the table below:

Named Executive Officer	Number of RSUs Granted in 2024
R.J. Pittman	2,363,636
James D. Fay	727,273
Jay Remley	727,273
Japjit Tulsi	545,455
Matt Zinn	727,273
Executive Compensation Arrangements
Employment Offer Letters
During 2024, we were party to employment offer letters with Messrs. Pittman, Fay, Remley, Tulsi, and Zinn, the material terms of which are summarized below. Our Compensation Committee and Board of Directors believe that employment offer letters are important to create a contractual relationship between our Company and our NEOs, and to set the initial terms of our employment relationship.
Other Compensation Policies and Practices
Health and Welfare Benefits
Our NEOs are eligible to receive the same employee benefits that are generally available to all employees, subject to the satisfaction of certain eligibility requirements. These benefits include medical, dental and vision insurance, health and dependent care flexible spending accounts, health savings accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance and partial reimbursement for mobile phone coverage.
Retirement Plans
We maintain a Section 401(k) retirement savings plan (“401(k) Plan”) that provides eligible U.S. employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits as set forth in the Internal Revenue Code of 1986, as amended (the “Code”), which are updated annually. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. All participant interests in their contributions are fully vested when contributed. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation program and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.
Perquisites
We generally do not provide perquisites to our NEOs and did not provide any in 2024.
No Tax Gross-Ups
We do not provide gross-up payments to cover our NEOs’ personal income taxes that may pertain to any of the compensation or, if applicable, perquisites paid or provided by our Company.
Hedging and Pledging Prohibition
Our Board of Directors has adopted an insider trading compliance policy that prohibits our employees, including our officers, and the non-employee members of our Board of Directors from engaging in certain hedging transactions involving our equity securities. The policy provides as follows:
“Certain forms of hedging or monetization transactions, such as zero-cost and forward sale contracts, allow an officer, director or employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the officer, director or employee to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, the officer, director or employee may no longer have the same objectives as the Company’s other stockholders. Therefore, such transactions involving the Company’s equity securities are prohibited by this Policy.”
Additionally, our insider trading policy prohibits our employees, including our officers, and the non-employee members of our Board of Directors from pledging our equity securities. The policy provides as follows:
“Purchasing on margin means borrowing from a brokerage firm, bank, or other entity in order to purchase the Company’s securities (other than in connection with a cashless exercise of stock options under the Company’s equity plans). Margin purchases of the Company’s securities are prohibited by this Policy. Pledging the Company’s securities as collateral to secure loans is also prohibited. This prohibition means, among other things, that you cannot hold the Company’s securities in a “margin account” (which would allow you to borrow against your holdings to buy securities).”
Tax and Accounting Considerations
Our Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Accounting for Stock-Based Compensation
Our Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our NEOs and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers, other employees and the non-employee members of our Board of Directors. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.
Clawback Arrangements
Our 2021 Plan provides that the 2021 Plan administrator may specify in an award agreement for awards granted under such plan that the participant’s rights, payments and benefits with respect to the award will be subject to the reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of the award. All awards granted under the 2021 Plan also will be subject to our clawback policy as may be established and/or amended from time to time. The 2021 Plan administrator also may require a participant to forfeit, return or reimburse the Company all or a portion of the award and any amounts paid under the award pursuant to the terms of our clawback policy or as necessary or appropriate to comply with applicable laws.
Effective as of October 2, 2023, we adopted a Compensation Recovery Policy that complies with Nasdaq listing standards adopted to implement compensation recovery rules issued by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the policy, if we are required to prepare a qualifying accounting restatement, we must, subject to limited exceptions, recover from covered officers, including our NEOs, the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated amounts.
Compensation Committee Report
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.
The Compensation Committee of the Board of Directors of Matterport, Inc:
Mike (Gus) Gustafson
Jason Krikorian

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table for Fiscal 2024
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years presented. Mr. Zinn joined our Company as an officer in December 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
R.J. Pittman	2024	417,500	—	—	5,672,726	344,900	—	6,435,126
Chief Executive Officer	2023	406,250	—	—	2,649,600	383,625	—	3,439,475
	2022	395,000	—	—	—	101,910	—	496,910

James D. Fay	2024	397,500	—	—	1,643,637	213,428	—	2,254,565
Chief Financial Officer	2023	385,125	—	—	1,152,000	236,325	—	1,773,450
	2022	370,500	—	—	—	111,520	—	482,020

Jay Remley	2024	327,500	—	—	1,634,637	278,750	—	2,240,887
Chief Revenue Officer	2023	313,750	—	—	1,036,800	283,162	—	1,633,712
	2022	295,000	—	—	—	253,701	—	548,701

Japjit Tulsi	2024	337,500	—	—	1,232,728	139,350	—	1,709,578
Chief Technology Officer	2023	318,750	—	—	806,400	150,187	—	1,275,337
	2022	285,000	—	—	—	73,530	—	358,530

Matthew Zinn	2024	382,500	—	—	1,634,637	157,969	—	2,175,106
Chief Legal Officer	2023	375,000	150,000	—	—	177,188	—	702,188
	2022	21,307	—	—	5,000,000	5,095	—	5,026,402

(1) Amounts represent the aggregate grant date fair value of restricted stock units (“RSUs”) granted to our named executive officers, computed in accordance with Accounting Standards Codification Topic 718 (ASC Topic 718). Assumptions used to calculate the foregoing amounts are included in Item 8 Note 12.
(2) Amounts represent bonuses earned under our annual bonus plan, or CCIP. For additional information on these amounts, see “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Short-Term Incentive Compensation.”

Grants of Plan-Based Awards for Fiscal 2024
As described in the Compensation Discussion and Analysis section, we granted restricted stock units under our 2021 Plan and cash awards under our CCIP to certain of our named executive officers in fiscal 2024. The following table sets forth information regarding all such awards.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval or Action Date	Threshold ($)(1)	Target ($)	Maximum ($)(2)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Closing Price on Date of Grant for Option Awards	Grant Date Fair Value of Stock and Option Awards ($)(4)
R.J. Pittman(4)	2/14/2024	2/14/2024	$—	$—	$—	$—	$—	$—	2,363,636	—	$—	$—	$5,672,726
	—	2/14/2024	$334,000	$417,500	$626,250	$—	$—	$—	—	—	$—	$—	$—

James D. Fay	2/13/2024	2/13/2024	$—	$—	$—	$—	$—	$—	727,273	—	$—	$—	$1,643,637
	—	2/13/2024	$206,700	$258,375	$387,563	$—	$—	$—	—	—	$—	$—	$—

Jay Remley	2/13/2024	2/13/2024	$—	$—	$—	$—	$—	$—	727,273	—	$—	$—	$1,643,637
	—	2/13/2024	$262,000	$327,500	$491,250	$—	$—	$—	—	—	$—	$—	$—

Japjit Tulsi	2/13/2024	2/13/2024	$—	$—	$—	$—	$—	$—	545,455	—	$—	$—	$1,232,728
	—	2/13/2024	$135,000	$168,750	$253,125	$—	$—	$—	—	—	$—	$—	$—

Matthew Zinn	2/13/2024	2/13/2024	$—	$—	$—	$—	$—	$—	727,273	—	$—	$—	$1,643,637
	—	2/13/2024	$153,000	$191,250	$286,875	$—	$—	$—	—	—	$—	$—	$—

(1) For each named executive officer, his CCIP award threshold is 80% of his individual target opportunity.
(2) For each named executive officer, his CCIP award is capped at 150% of his individual target opportunity.
(3) RSUs vest in equal quarterly installments thereafter until fully vested on March 1, 2028.
(4) Represents the grant date fair value computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal 2024 Year End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2024.

				Option Awards				Stock Awards
Name	Grant Date	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
R.J. Pittman	03/21/2019	12/3/2018	(2) (3)	11,526,565	—	$0.66	3/20/2029	—	$—	—	$—
	03/21/2019	—	(4)	866,597	—	$0.66	3/20/2029	—	$—	—	$—
	03/21/2019	12/3/2018	(2)	605,773	—	$0.66	3/20/2029	—	$—	—	$—
	10/1/2021	07/15/2021	(5)	—	—	$—	—	1,400,856	$6,640,057	—	$—
	03/7/2023	03/1/2023	(5)	—	—	$—	—	517,500	$2,452,950	—	$—
	02/14/2024	03/1/2024	(5)	—	—	$—	—	1,920,455	$9,102,957	—	$—

James D. Fay	10/5/2017	09/11/2017	(2)(3)	720,754	—	$0.35	10/05/2027	—	$—	—	$—
	10/14/2020	10/14/2020	(2)	489,941	—	$1.14	10/14/2030	—	$—	—	$—
	10/1/2021	07/15/2021	(5)	—	—	$—	—	652,694	$3,093,770	—	$—
	03/7/2023	03/1/2023	(5)	—	—	$—	—	225,000	$1,066,500	—	$—
	02/13/2024	03/1/2024	(5)	—	—	$—	—	590,910	$2,800,913	—	$—

Jay Remley	10/23/2019	07/8/2019	(2)	1,996,983	—	$0.66	10/22/2029	—	$—	—	$—
	10/1/2021	07/15/2021	(5)	—	—	$—	—	391,617	$1,856,265	—	$—
	03/7/2023	03/1/2023	(5)	—	—	$—	—	202,500	$959,850	—	$—
	02/13/2024	03/1/2024	(5)	—	—	$—	—	590,910	$2,800,913	—	$—

Japjit Tulsi	02/6/2020	01/21/2020	(2)	2,823,426	60,073	$0.66	2/05/2030	—	$—	—	$—
	10/1/2021	07/15/2021	(6)(7)	—	—	$—	—	761,477	$2,048,373	—	$—
	03/7/2023	03/1/2023	(5)	—	—	$—	—	227,500	$611,975	—	$—
	02/13/2024	03/1/2024	(5)	—	—	$—	—	443,183	$2,100,687

Matt Zinn	12/12/2022	12/12/2022	(6)	—	—	$—	—	902,528	$4,277,983	—	$—
	02/13/2024	03/1/2024	(5)	—	—	$—	—	590,910	$2,800,913	—	$—

(1) Amount determined by multiplying the number of RSUs that have not vested, respectively, by the closing price of our Class A common stock on December 31, 2024.
(2) Represents an option vesting with respect to 25% of the shares subject to the option on the first anniversary of the vesting start date, and with respect to 1/48th of the shares subject to the option monthly thereafter, subject to the applicable executive’s continued service through the applicable vesting date.
(3) Represents an option that may be exercised as to all of the shares subject thereto before vesting, with any shares acquired subject to the Company’s right of repurchase at the original exercise price upon a termination of service, which repurchase right lapses in accordance with the option vesting schedule (described in Note (2) above).
(4) This option vested in full upon the closing of the Gores Merger.
(5) 1/16th of the Total Number of RSUs shall satisfy the Service-Based Requirement on each three-month anniversary of the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month).
(6) 25% of the Total Number of RSUs shall satisfy the Service-Based Requirement on the one-year anniversary of the Vesting Commencement Date and 1/16th of the Total Number of RSUs shall satisfy the Service-Based Requirement on each quarterly (3-month) anniversary thereafter (and if there is no corresponding day, on the last day of the month).

Option Exercises and Stock Vested for Fiscal 2024
The following table sets forth information about the exercise of options and vesting of restricted stock awards of our named executive officers in fiscal 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized at Vesting ($)(3)
R.J. Pittman	—	$—	2,540,988	$10,313,964
James D. Fay	—	$—	1,106,622	$4,457,218
Jay Remley	—	$—	748,518	$3,041,812
Japjit Tulsi	—	$—	607,402	$2,463,227
Matthew Zinn	—	$—	926,074	$3,123,398
(1) Represents the gross number of shares acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2) Represents the value of exercised options calculated by multiplying (a) the number of shares of our Class A common stock to which the exercise of the option related, by (b) the difference between the per share unadjusted closing price of our Class A common stock on the date of exercise and the exercise price of the options.
(3) The amounts in this column have been computed based on the closing price of our Class A common stock on the vesting date.

Potential Payments upon Termination or Change of Control
The information below describes certain compensation and benefits to which our NEOs are entitled in the event their employment is terminated under certain circumstances and/or a change of control occurs. See the table at the end of this section for the amount of compensation and benefits that would have become payable under existing plans and contractual arrangements assuming a termination of employment and/or change of control had occurred on December 31, 2024 assuming a market value of our Class A common stock on that date of $4.74 (which was the closing sale price of a share of our Class A common stock on the last trading day of the year) given the NEOs’ compensation and service levels as of such date. There can be no assurance that an actual triggering event would produce the same or similar results as those estimated if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.
Employment Offer Letters
Mr. Pittman’s Offer Letter
We entered into an employment offer letter with Mr. Pittman in November 2018, pursuant to which Mr. Pittman serves as our CEO. Mr. Pittman’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual cash bonus opportunity and terms of his initial stock option grants, and eligibility to participate in our employee benefit plans.
Mr. Fay’s Offer Letter
We entered into an employment offer letter with Mr. Fay in July 2017, pursuant to which Mr. Fay serves as our Chief Financial Officer. Mr. Fay’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual cash bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.
Under his offer letter, if Mr. Fay’s employment with us is terminated without “cause” (as defined in the option agreement evidencing the stock option granted to him on October 5, 2017) or he resigns due to certain material adverse changes to his position, work location, base compensation or working conditions (an “Involuntary Termination”) within 24 months following a change in control of the Company, then he will be eligible for the following severance payments and benefits: (i) an amount equal to three months of his base salary, and (ii) an amount equal to his target annual cash bonus for the year of termination, prorated based on the period during which Mr. Fay was employed during such year (plus an additional three months).

Mr. Remley’s Offer Letter
We entered into an employment offer letter with Mr. Remley in July 2019, pursuant to which Mr. Remley serves as our Chief Revenue Officer. Mr. Remley’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual cash bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.
Mr. Tulsi’s Offer Letter

We entered into an employment offer letter with Mr. Tulsi in January 2020, pursuant to which Mr. Tulsi serves as our Chief Technology Officer.Mr. Tulsi’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.
Mr. Zinn’s Offer Letter
We entered into an employment offer letter with Mr. Zinn in December 2022, pursuant to which Mr. Zinn serves as our Chief Legal Officer. Mr. Zinn’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual cash bonus opportunity, an initial stock option grant, and eligibility to participate in our employee benefit plans.

Executive Severance Plan
In December 2022, our Compensation Committee recommended, and our Board of Directors adopted, a change in control and severance plan under which our CEO and all of our NEOs participate (the “Executive Severance Plan”). We believe that this benefit provides retention value by reducing any potential distractions caused by the possibility of a potential change in control, allowing our NEOs to focus on their duties and responsibilities. We believe these benefits are competitive relative to the severance payments and benefits provided to similarly situated individuals at the companies in our compensation peer group. The Executive Severance Plan superseded any existing change in control and severance benefits previously provided to the participants in the Executive Severance Plan.
The Executive Severance Plan provides for the payment of severance and other benefits to participants in the event of a termination of employment with the Company without cause or for good reason, each as defined in the Executive Severance Plan (each, a “Qualifying Termination”). In the event of a Qualifying Termination and subject to the participant’s execution of a participation notice and a general release of claims in favor of us, the Executive Severance Plan provides the following payments and benefits to the participants:
•a payment in cash equal to one year of base salary for our CEO and six months of base salary for our other executive officers;
•a payment in cash in an amount equal to any earned or unpaid cash bonus for any applicable performance period ending immediately prior to the performance period ongoing during which the date of termination occurs;
•an amount equal to the participant’s pro-rata bonus (calculated on the number of days employed during the performance period), payable at the same time as bonuses are paid to the other executive officers for the performance period, as is based on (a) actual performance for elements of the bonus unrelated to the participant’s individual performance, and (b) full satisfaction of elements of such bonus relating to the participant’s individual performance,
•if the participant has remained continuously employed with us for at least four full years as of the date of termination, accelerated vesting of each unvested equity award (at target performance levels, as applicable) held by the participant to the extent that the awards would have vested during the 12- month period following the date of termination for our CEO or the six month period following the date of termination for our other executive officers;
•an extended exercise period for options held by the participant as of the date of termination until the earlier of the first anniversary of the date of termination and the original expiration date of the option; and
•payment of COBRA premiums, or, if eligible, participant contributions under our group health plans, for the participant and eligible dependents for 12 months, in the case of our CEO, or six months, in the case of our other executive officers, following the date of termination.

The Executive Severance Plan also provides for the payment of severance and other benefits to participants in the event of a Qualifying Termination during the period beginning three months prior to (and including) the date on which a change in control (as defined) occurs and ending on (and including) the 12- month anniversary of the date of the change of control (a “CIC Termination”). In the event of a CIC Termination during the change in control protection period but prior to the consummation of a change in control, as defined in the Executive Severance Plan, and subject to the applicable participant’s execution of a general release of claims in favor of us, the Executive Severance Plan provides the following payments and benefits to the participants:
•a payment in cash equal to 18 months of base salary for our CEO or one year of base salary for our other executive officers, provided that six months of base salary for each of our CEO and our other executive officers may be paid at the time of the change of control;
•a payment in cash in an amount equal to any earned or unpaid cash performance bonus for any applicable performance period ending immediately prior to the performance period ongoing during which the date of termination occurs;
•an amount equal to 100% of the participant’s target annual cash bonus opportunity, payable in a lump sum, with such amount to be 150% of the target annual cash bonus for our CEO;
•accelerated vesting of each unvested equity award (at target performance levels, as applicable) held by the participant, provided that if the change in control does not happen within three months of the date of termination, then any unvested equity awards will be canceled and forfeited; and
•payment of COBRA premiums, or, if eligible, participant contributions under our group health plans, for the participant and eligible dependents for 18 months, in the case of our CEO, or 12 months, in the case of our other executive officers, following the date of termination.

Potential Payments Upon Termination or Change in Control
The following table summarizes the estimated value of payments and other benefits to which our named executive officers would have been entitled upon certain terminations of employment, assuming, solely for purposes of such calculations, that the triggering event or events occurred on December 31, 2024.

			Qualifying Termination
Name	Benefit	Voluntary Termination or Termination for Good Cause ($)	Not For Cause ($)(2)	For Cause ($)	Qualifying Termination & Change in Control ($)	Death or Permanent Disability ($)
R.J. Pittman	Non-Equity Incentive Plan	$—	$52,500	$—	$682,500	$—
	Accelerated Awards Under Equity Incentive Plans(1)	—	10,531,166	—	18,195,964	—
	Base Salary	—	420,000	—	630,000	—
	Continuation of Medical Benefits Under COBRA (present value)	—	41,400	—	62,100	—
	Reasonable Outplacement Assistance	—	—	—	—	—
	Total	$—	$11,045,066	$—	$19,570,564	$—

James D. Fay	Non-Equity Incentive Plan	$—	$32,500	$—	$292,500	$—
	Accelerated Awards Under Equity Incentive Plans(1)	—	2,730,420	—	6,961,183	—
	Base Salary	—	200,000	—	400,000	—
	Continuation of Medical Benefits Under COBRA (present value)	—	15,063	—	30,126	—
	Reasonable Outplacement Assistance	—	—	—	—	—
	Total	$—	$2,977,983	$—	$7,683,809	$—

Jay Remley	Non-Equity Incentive Plan	$—	$41,250	$—	$371,250	$—
	Accelerated Awards Under Equity Incentive Plans(1)	—	1,881,718	—	5,617,028	—
	Base Salary	—	165,000	—	330,000	—
	Continuation of Medical Benefits Under COBRA (present value)	—	20,700	—	41,400	—
	Reasonable Outplacement Assistance	—	—	—	—	—
	Total	$—	$2,108,668	$—	$6,359,678	$—

Japjit Tulsi	Non-Equity Incentive Plan	$—	$21,250	$—	$191,250	$—
	Accelerated Awards Under Equity Incentive Plans(1)	—	1,520,336	—	4,394,122	—
	Base Salary	—	170,000	—	340,000	—
	Continuation of Medical Benefits Under COBRA (present value)	—	16,332	—	32,665	—
	Reasonable Outplacement Assistance	—	.	—	—	—
	Total	$—	$209,102	$—	$568,309	$—

Matthew Zinn	Non-Equity Incentive Plan	$—	$24,063	$—	$216,563	$—
	Accelerated Awards Under Equity Incentive Plans(1)	—	—	—	7,078,896	—
	Base Salary	—	192,500	—	385,000	—
	Continuation of Medical Benefits Under COBRA (present value)(3)	—	20,700	—	41,400	—
	Reasonable Outplacement Assistance	—	—	—	—	—
	Total	$—	$237,263	$—	$7,721,859	$—
(1) Based on the closing price of our Class A common stock on December 31, 2024.
(2) Under the terms of the Severance Plan, a participant must have remained continuously employed with the Company or its subsidiaries for at least four years as of the date of termination for unvested equity awards to vest. Mr. Zinn had been employed with the Company or its subsidiaries for four years as of December 31, 2024.

Compensation and Risk
Our Compensation Committee strives to provide strong incentives to our NEOs for the long-term, while avoiding excessive risk-taking in the short-term. We have used Compensia, an independent third party, to advise our Compensation Committee on matters related to the compensation of the non-employee members of our Board of Directors and executive officers. Our Compensation Committee believes that the design of our compensation programs and the level of oversight is sufficient to mitigate potential risks associated with our current policies and practices. In its review of our compensation programs company-wide, policies and practices in 2024, our Compensation Committee concluded that our compensation programs are not reasonably likely to have a material adverse effect on the Company.

CEO Pay Ratio
Our CEO pay ratio was calculated in compliance with the requirements set forth in Item 402(u) of Regulation S-K. In determining the pay ratio calculation, we used the following methodology, assumptions and reasonable estimates.
For purposes of this disclosure, as permitted by SEC regulations, for fiscal year 2024, we used the same median employee that was identified in 2023 given there were no changes to our employee population or employee compensation that we reasonably believe would result in a significant change in the pay ratio disclosure. In 2023, we identified our median employee using 2023 actual total cash compensation plus the grant-date fair value of equity awarded during 2023 as our consistently applied compensation measure.
To calculate the median employee’s 2024 annual compensation for purposes of the 2024 CEO pay ratio, we added together all the elements of such median employee’s compensation for 2024 in the same way that we calculate the annual total compensation for our NEOs in the Summary Compensation Table. On that basis, we calculated the 2024 annual compensation for our median employee as $256,795. Mr. Pittman’s annual total compensation based on all elements of his compensation as reported in the Summary Compensation Table for Fiscal Year 2024 was $6,382,626. Based on this information, the ratio of the annual total compensation of our CEO to the median of the total annual compensation of our other employees was 25 to 1.

DIRECTOR COMPENSATION
Each of our non-employee directors received a combination of cash and equity compensation for their services in 2024. Mr. Pittman receives no additional compensation for his service as a director, and the compensation provided to him during 2024 as an employee is set forth in the Summary Compensation Table above.
In February 2022, our Board of Directors adopted a non-employee director compensation program (the “Director Compensation Program”), which provides our non-employee directors with fixed annual cash retainer fees as well as equity incentive awards for their service on the Board, as summarized below.
Under the Director Compensation Program, which commenced January 1, 2022, each non-employee director receives an annual cash retainer of $30,000. The members of the following committees receive additional annual cash retainers in the amounts set forth below, depending on whether the member serves as chairperson of the committee:

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

The table below sets forth information regarding the compensation of our non-employee directors for 2024. Mr. Pittman received no additional compensation for his service as a director and he is therefore not included in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mike (Gus) Gustafson(2)	$57,023	$162,019	$219,042
Peter Hébert(3)	$40,000	$162,019	$202,019
Jason Krikorian(4)	$41,000	$162,019	$203,019
Susan Repo(5)	$54,000	$162,019	$216,019
(1) Reflects the grant date fair value of restricted stock unit awards as determined pursuant to ASC Topic 718. See Note 12 – Stock Plan, in the notes to the consolidated financial statements contained in our Annual Report on Form 10‑K for the year ended December 31, 2024. Other than Mr. Pittman, each outside director received 39,325 restricted stock units.
(2) As of December 31, 2024, Mr. Gustafson held an option covering 475,645 shares of our Class A common stock and an RSU covering 39,325 shares of our Class A common stock.
(3) As of December 31, 2024, Mr. Hébert held an RSU covering 39,325 shares of our Class A common stock. Mr. Hébert has irrevocably assigned and transferred to Lux Capital Management, LLC (“LCM”), for the ratable benefit of the investment funds and other investment vehicles managed by LCM that hold securities or other financial interests of the Company, all the reporting person’s right, title and interest in and to the fees the reporting person receives for his service as a director of the Company.
(4) As of December 31, 2024, Mr. Krikorian held an RSU covering 39,325 shares of our Class A common stock.
(5) As of December 31, 2024, Ms. Repo held an RSU covering 39,325 shares of our Class A common stock.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding the beneficial ownership of our voting shares by:
•each person, or group of affiliated persons, who is known to us to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of February 24, 2025.
Percentage ownership of our voting securities is based on 327,624,104 shares of our Class A common stock issued and outstanding as of February 24, 2025.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. All references in the table and in the footnotes are to our Class A common stock.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	% of Outstanding Common Stock
Directors and Named Executive Officers
R.J. Pittman(1)(2)	17,642,128	5.4%
Japjit Tulsi(1)(3)	3,601,022	1.1%
Jay Remley (1)(4)	3,536,148	1.1%
James D. Fay(1)(5)	3,118,717	*
Matthew Zinn(1)(6)	618,698	*
Mike (Gus) Gustafson(1)(7)	751,193	*
Peter Hébert(8)(11)	26,418,802	8.1%
Jason Krikorian(1)(9)	198,889	*
Susan Repo(1)(10)	112,962	*
All Directors and Executive Officers of the Company as a Group (9 individuals)	55,998,559	17.1%
Five Percent Holders
Entities affiliated with Lux Capital Management(11)	26,139,009	8.0%
DCM VI, L.P.(12)	17,650,164	5.4%
___________________
*Less than one percent.
(1)The principal business address is c/o Matterport, Inc., 352 East Java Drive, Sunnyvale, California 94089.
(2)Consists of (a) 4,643,193 shares of Common Stock and (b) 12,998,935 options and RSUs exercisable for shares of Common Stock.
(3)Consists of (a) 717,526 shares of Common Stock and (b) 2,883,496 options and RSUs exercisable for shares of Common Stock.
(4)Consists of (a) 1,539,165 shares of Common Stock and (b) 1,996,983 options and RSUs exercisable for shares of Common Stock.
(5)Consists of (a) 1,908,022 shares of Common Stock and (b) 1,210,695 options and RSUs exercisable for shares of Common Stock.
(6)Consists of 618,698 shares of Common Stock held by Matthew Zinn.
(7)Consists of (a) 718,169 shares of Common Stock, (b) 16,512 Common Stock held by Brock M. Gustafson Trust, (c) 16,512 Common Stock held by Ashley E. Gustafson Trust.
(8)Consists of 279,793 shares of common stock held by Peter Hébert. The principal address is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(9)Consists of 198,889 shares of common stock held by Jason Krikorian.
(10)Consists of 112,962 shares of common stock held by Susan Repo.

(11)Based on a Schedule 13D/A filed on March 17, 2022. Consists of (a) 98,889 shares of common stock held by Lux Capital Management, LLC, (b) 15,174,620 shares of common stock held by Lux Ventures III, L.P., (c) 5,806,341 shares of common stock held by Lux Co-Invest Opportunities, L.P., (d) 719,947 shares of common stock held by Lux Ventures Cayman III, L.P., (e) 7,466 shares of common stock held by Lux Ventures III Special Founders Fund, L.P. and (f) 4,331,746 shares of common stock held by Lux Total Opportunities, L.P. Lux Venture Partners III, LLC is the general partner of each of Lux Ventures III L.P. and Lux Ventures III Special Founders Fund, L.P. and exercises voting and dispositive power over the shares noted herein held thereby. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest Opportunities, L.P. Lux Ventures Cayman III General Partner Limited is the general partner of Lux Ventures Cayman III, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures Cayman III, L.P. Lux Total Opportunities Partners, LLC is the general partner of Lux Total Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Total Opportunities, L.P. Peter Hébert and Josh Wolfe are the individual managing members of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC, Lux Ventures Cayman III General Partner Limited and Lux Total Opportunities Partners, LLC. The individual managers, as the sole managers of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC, Lux Ventures Cayman III General Partner Limited and Lux Total Opportunities Partners, LLC, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures III, L.P., Lux Co-Invest Opportunities, L.P., Lux Ventures Cayman III, L.P., Lux Ventures III Special Founders Fund, L.P. and Lux Total Opportunities, L.P. Each of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC, Lux Ventures Cayman III General Partner Limited, and Lux Total Opportunities Partners, LLC and the individual managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(12)Based on the Schedule 13G/A filed on January 23, 2023. Consists of shares of Common Stock held by DCM VI, L.P. Jason Krikorian was a general partner at DCM until January 2022, which is an affiliate of DCM VI, L.P. Mr. Krikorian is no longer affiliated with DCM. The address of DCM VI, L.P. is 2420 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

Securities Issuable Under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation plans approved by security holders(1):
2021 Incentive Award Plan:	50,232,318	$0.67	14,948,811
2021 Employee Stock Purchase Plan:	—	—	13,389,704
Equity compensation plans not approved by security holders	—	—	—
Total	50,232,318	$0.67	28,338,515

(1) Includes our 2021 Plan. Our 2021 Plan provides that the initial aggregate number of shares of common stock, available for issuance pursuant to awards thereunder shall be the sum of (a) 10% of the outstanding shares of common stock as of the closing of the Gores Merger; (b) any shares of Class A common stock subject to outstanding equity awards under the amended and restated 2011 Stock Plan which, following the effective date of the 2021 Plan, become available for issuance under the 2021 Plan and (c) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A common stock outstanding on the final day of the immediately preceding calendar year. Our 2021 ESPP provides that the aggregate number of shares of Class A common stock available for issuance pursuant to awards under the 2021 ESPP shall be the sum of (a) 3% of the number of outstanding shares of Class A common stock as of the closing of the Gores Merger; and (b) an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as may be determined by the Company; provided, however, that the number of shares of common stock that may be issued or transferred pursuant to the rights granted under the 2021 ESPP shall not exceed 15.25% of the outstanding shares of Class A common stock as of the closing of the Gores Merger.
(2) The weighted average exercise price does not take into account outstanding RSUs and PRSUs, which have no exercise price, or outstanding rights under the 2021 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Policies and Procedures for Approval of Related Person Transactions
The Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written related party transactions policy that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. The policy provides that officers, directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the Audit Committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the Audit Committee will take into account all of the relevant facts and circumstances available.
Any proposed transaction that has been identified as a related party transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of our policy. No director may participate in approval of a related person transaction for which he or she is a related person. In the event that it is inappropriate for the Audit Committee to review the transaction for reasons of conflict of interest or otherwise, after taking into account possible recusals by Audit Committee members, then the related person transaction shall be approved by another independent body of our Board. Any related person transaction, if not a related person transaction when originally consummated, or if not initially identified as a related person transaction prior to consummation, shall be submitted to the Audit Committee for review and ratification as soon as reasonably practicable. The Audit Committee shall consider whether to ratify and continue, amend and ratify, or terminate and rescind such related person transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Indemnification Agreements
Our Certificate of Incorporation contains provisions limiting the liability of executive officers and directors, and our Amended and Restated Bylaws provide that the Company will indemnify each of its executive officers and directors to the fullest extent permitted under Delaware law. The Certificate of Incorporation and the Amended and Restated Bylaws also provide the Board with discretion to indemnify certain key employees when determined appropriate by the Board.
We have entered into indemnification agreements with all of our directors and executive officers and certain other key employees. The indemnification agreements provide that the Company will indemnify each of its directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of the Company’s directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, the Certificate of Incorporation and the Amended and Restated Bylaws. In

addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
The following tables present the aggregate fees billed by PricewaterhouseCoopers LLP to us (including Legacy Matterport) for the years ended December 31, 2024, 2023, and 2022.

Fee Category (in thousands)	2024	2023	2022(2)
Audit Fees(1)	$2,605	$1,904	$2,497
Audit-Related Fees(2)	87	—	200
Tax Fees(3)	100	—	91
All Other Fees(4)	2	4	4
Total Fees	$2,794	$1,908	$2,792
(1)Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.
(2)Includes fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” The services represent acquisition due diligence services.
(3)Includes fees for professional services for tax due diligence and tax planning.
(4)“All Other Fees” consists of fees related to subscriptions to an accounting regulatory database.
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
All of the services listed in the table above provided by PricewaterhouseCoopers LLP were approved by the Audit Committee.

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

3. Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of February 7, 2021, by and among Gores Holdings VI, Inc., Maker Merger Sub, Inc., Maker Merger Sub II, LLC and Matterport, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021).	8-K	001-39790	2.1	7/28/2021

2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 21, 2024, among CoStar Group, Inc., Matrix Merger Sub, Inc., Matrix Merger Sub II LLC and Matterport, Inc.	8-K	001-39790	2.1	4/21/2024

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2021).	8-K	001-39790	3.1	7/28/2021

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39790	3.2	7/28/2021

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249312	4.2	10/5/2020

4.2	Warrant Agreement, dated as of December 15, 2020, by and between Gores Holdings VI, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.1	12/16/2020

4.3	Amendment to Warrant Agreement, dated as of July 22, 2021, by and among Matterport, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-39790	4.3	7/28/2021

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, Gores Sponsor VI LLC and certain other parties.	8-K	001-39790	10.1	7/28/2021

10.2	Form of Indemnification Agreement.	8-K	001-39790	10.2	7/28/2021

10.3+	Matterport, Inc. 2021 Incentive Award Plan and related forms of awards agreements.	8-K	001-39790	10.3(a)	7/28/2021

10.4+	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(b)	7/28/2021

10.5+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan.	8-K	001-39790	10.3(c)	7/28/2021

10.6†	Matterport, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39790	10.4	7/28/2021

10.7	Form of Individual Investor Subscription Agreement.	8-K	001-39790	10.1	2/8/2021

10.8	Form of Institutional Investor Subscription Agreement.	8-K	001-39790	10.2	2/8/2021

10.9	Offer Letter, dated November 20, 2018, by and between Matterport, Inc. and R.J. Pittman.	S-4	333-255050	10.6	4/6/2021

10.10	Offer Letter, dated July 28, 2017, by and between Matterport, Inc. and James D. Fay.	S-4	333-255050	10.7	4/6/2021

10.11	Offer Letter, dated January 16, 2020, by and between Matterport, Inc. and Japjit Tulsi.	S-4	333-255050	10.8	4/6/2021

10.12	Offer Letter, dated June 17, 2019, by and between Matterport, Inc. and Jay Remley.	10-K/A	001-39790	10.16	5/18/2022

10.13	Offer Letter, dated November 21, 2022, by and between Matterport, Inc. and Matt Zinn.	10-K	001-39790	10.13	2/28/2023

10.14+	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	8-K	001-39790	10.5	7/28/2021

10.15+	Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.10	4/6/2021

10.16+	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan.	S-4	333-255050	10.11	4/6/2021

10.17	Matterport, Inc. Executive Severance Plan.	8-K	001-39790	10.1	12/15/2022

10.18	Matterport, Inc. Non-Employee Director Compensation Program.	S-1	333-258936	10.15	3/18/2022

10.19	Form of Voting Agreement.	8-K	001-39790	10.1	4/21/2024

10.20	Form of Severance Plan Letter Agreement.	8-K	001-39790	10.2	4/21/2024

19.1	Insider Trading Policy					*

21.1	List of Subsidiaries.					*

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Matterport, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97	Matterport, Inc. Compensation Recovery Policy	10-K	001-39790	97	2/27/2024	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

MATTERPORT, INC.

Date: February 26, 2025	By:	/s/ R.J. Pittman
R.J. Pittman
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ R.J. Pittman		February 26, 2025
R.J. Pittman
Chief Financial Officer (Principal Financial Officer)
/s/ James D. Fay		February 26, 2025
James D. Fay
Chief Accounting Officer (Principal Accounting Officer)
/s/ Peter Presunka		February 26, 2025
Peter Presunka
Director
/s/ Michael B. Gustafson		February 26, 2025
Michael B. Gustafson
Director
/s/ Peter Hébert		February 26, 2025
Peter Hébert
Director
/s/ Jason Krikorian		February 26, 2025
Jason Krikorian
Director
/s/ Susan Repo		February 26, 2025
Susan Repo